Form 10-K
period 1993-12-31
CHRYSLER CORP /DE
filed 1994-02-04
CIK 791269

                FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


/X/      Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 1993

                                       or

/ /      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _____________________ to _______________________


Commission file number  1-9161


                             CHRYSLER CORPORATION
             (Exact name of registrant as specified in its charter)


           STATE OF DELAWARE                                                 38-2673623
- ------------------------------------------------------------------------------------------------------------
           (State or other jurisdiction of                                   (I.R.S. Employer
           incorporation or organization)                                    Identification No.)


      12000 Chrysler Drive, Highland Park, Michigan                                  48288-0001
- -------------------------------------------------------------------------------------------------------------
           (Address of principal executive offices)                                  (Zip Code)


Registrant's telephone number, including area code (313) 956-5741


Securities registered pursuant to Section 12(b) of the Act:


                                                                    Name of each exchange on
                Title of each class                                     which registered
           ---------------------------------                        -------------------------
           Common Stock, $1.00 par value;                           New York Stock Exchange
           Rights to Purchase Junior Participating                  Chicago Stock Exchange
             Cumulative Preferred Stock, $1.00                      Pacific Stock Exchange
             par value                                              Philadelphia Stock Exchange

           13% Debentures Due 1997                                  New York Stock Exchange
           9.60% Notes Due 1994                                     New York Stock Exchange
           10.95% Debentures Due 2017                               New York Stock Exchange
           10.40% Notes Due 1999                                    New York Stock Exchange
           Auburn Hills Trust Guaranteed
             Exchangeable Certificates Due 2020                     New York Stock Exchange





                                   continued

The Common Stock of the Registrant is listed for trading on the following additional stock exchanges:

                 Montreal Stock Exchange                                     Montreal, Quebec, Canada
                 Toronto Stock Exchange                                      Toronto, Ontario, Canada
                 The Stock Exchange, London                                  London, England
                 Paris Stock Exchange                                        Paris, France
                 Geneva Stock Exchange                                       Geneva, Switzerland
                 Basel Stock Exchange                                        Basel, Switzerland
                 Zurich Stock Exchange                                       Zurich, Switzerland
                 Frankfurt Stock Exchange                                    Frankfurt, Germany
                 Tokyo Stock Exchange                                        Tokyo, Japan
                 Vienna Stock Exchange                                       Vienna, Austria
                 Berlin Stock Exchange                                       Berlin, Germany
                 Munich Stock Exchange                                       Munich, Germany
                 Amsterdam Stock Exchange                                    Amsterdam, Netherlands
                 Luxembourg Stock Exchange                                   Luxembourg


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No  / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $18.84 billion as of December 31, 1993.

The registrant had 353,728,225 shares of Common Stock outstanding as of December 31, 1993.




                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Chrysler Corporation's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                              CHRYSLER CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1993

                                     INDEX


                                                                                                  Page No.
                                                                                                 ----------
PART I.
                 Item 1.           Business                                                          4-15
                 Item 2.           Properties                                                       15-16
                 Item 3.           Legal Proceedings                                                16-17
                 Item 4.           Submission of Matters to a Vote
                                   of Security Holders                                               17

                 Executive Officers of the Registrant                                                18
                   (Unnumbered Item)

PART II.
                 Item 5.           Market for the Registrant's Common Equity
                                   and Related Stockholder Matters                                   19
                 Item 6.           Selected Financial Data                                           20
                 Item 7.           Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations                    21-26
                 Item 8.           Financial Statements and Supplementary Data                      27-55
                 Item 9.           Changes in and Disagreements with Accountants
                                   on Accounting and Financial Disclosure                            56

PART III.
                 Items 10, 11, 12 and 13.  (Incorporated by reference
                                   from Chrysler Corporation's definitive
                                   Proxy Statement which will be filed with
                                   the Securities and Exchange Commission,
                                   pursuant to Regulation 14A, not later
                                   than 120 days after the end of the fiscal
                                   year)                                                             56

PART IV.
                 Item 14.          Exhibits, Financial Statement Schedules,
                                   and Reports on Form 8-K                                         56-70


SIGNATURES                                                                                         71-73


                                     PART I
Item 1.    BUSINESS
                              CHRYSLER CORPORATION


                                    GENERAL

        Chrysler Corporation was incorporated under the laws of the State of Delaware on March 4, 1986, and is the continuing corporation of mergers into itself of a number of its operating subsidiaries, including Chrysler Motors Corporation, which was originally incorporated in 1925.

        Chrysler Corporation and its consolidated subsidiaries ("Chrysler") operates in two principal industry segments: automotive operations and financial services. Automotive operations include the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Financial services include the operations of Chrysler Financial Corporation and its consolidated subsidiaries ("CFC"), which is engaged in wholesale and retail vehicle financing, servicing nonautomotive leases and loans, and property, casualty and other insurance. Chrysler also participates in short-term vehicle rental activities through its subsidiaries (the "Car Rental Operations") and manufactures electronics products and systems through its Chrysler Technologies Corporation subsidiary. Chrysler's principal executive offices are located at Chrysler Center, 12000 Chrysler Drive, Highland Park, Michigan 48288-0001. The telephone number of those offices is
(313) 956-5741.


                             AUTOMOTIVE OPERATIONS

        Chrysler and its subsidiaries manufacture, assemble and sell cars and trucks under the brand names Chrysler, Dodge, Plymouth, Eagle and Jeep, and related automotive parts and accessories, primarily in the United States, Canada and Mexico. Passenger cars are offered in various size classes and models. Chrysler produces trucks in light-duty, sport-utility and van/wagon models, which constitute the largest segments of the truck market. Chrysler also purchases and distributes under the Dodge, Plymouth and Eagle brand names certain passenger cars and trucks manufactured in Japan by Mitsubishi Motors Corporation ("MMC"), as well as cars manufactured in the United States by MMC's subsidiary, Diamond-Star Motors Corporation ("Diamond-Star").

                      Although Chrysler currently sells most of its vehicles in the United States, Canada and Mexico, Chrysler also participates in other international markets through its wholly-owned subsidiary, Chrysler Motors de Venezuela, S.A., and indirectly through its minority investments in Beijing Jeep Corporation, Ltd. and Arab American Vehicles Company. In addition, Chrysler distributes in Europe and other world markets vehicles produced in North America and by Eurostar Automobilwerk Ges.m.b.H & Co. KG ("Eurostar"), a joint venture between Chrysler and Steyr-Daimler-Puch Fahrzeugtechnik of Graz, Austria. Eurostar began producing and distributing Chrysler minivans in March 1992. During 1993, Chrysler also entered into an agreement with Steyr-Daimler-Puch Fahrzeugtechnik to assemble up to 47,000 right and left-hand drive Jeep Grand Cherokees per year in Austria beginning in late 1994.

                      Chrysler's automotive operations, including product design and development efforts, manufacturing operations and sales, are conducted mainly in North America. Chrysler's principal domestic competitors in the United States are General Motors Corporation and Ford Motor Company. In addition, a number of Japanese automotive companies own and operate manufacturing and/or assembly facilities in the United States ("transplants") and there are a number of other foreign manufacturers that distribute automobiles and light-duty trucks in the United States.

                      Chrysler's plan is to focus on its core automotive business. As part of this plan, Chrysler has sold certain assets and businesses which are not related to its core automotive business, and may sell other such assets in the future.

                      The automotive industry in North America is highly competitive with respect to a number of factors, including product quality, price, appearance, size, special options, distribution organization, warranties, reliability, fuel economy, dealer service and financing terms. As a result, Chrysler's ability to increase vehicle prices and the effectiveness of its use of special sales incentives to improve sales are significantly affected by the pricing actions and special sales programs of its principal competitors. Moreover, the introduction of new products by other manufacturers may adversely affect the market shares of competing products made by Chrysler. Also, many of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may place Chrysler at a competitive disadvantage in responding to substantial changes in consumer preferences or governmental regulations that require major additional capital expenditures. Adverse economic conditions in North America may also be more readily absorbed by Chrysler's larger and more diversified competitors.

Item 1.    BUSINESS - Continued                            Part I - Continued

                      Chrysler's long-term profitability depends upon its ability to introduce and market its new products successfully. The success of Chrysler's new products will depend on a number of factors, including the economy, competition, consumer acceptance, Chrysler's ability to fund its new product development and facility modernization programs, the effect of governmental regulation and the strength of Chrysler's marketing and dealer networks. As both Chrysler and its competitors plan to introduce new products, Chrysler cannot predict the market shares its new products will achieve. Moreover, Chrysler is substantially committed to the types of vehicles contemplated by its product plans and would be adversely affected by developments requiring a major shift in product design.

The Automotive Industry in the United States

                      The tables below set forth (a) comparative market share data for domestic retail sales of cars and trucks for the major domestic manufacturers (including cars and trucks imported by them) and for foreign-based manufacturers and (b) unit sales of passenger cars and trucks (including imports to the United States) by Chrysler.

                                                                         Year Ended December 31
                                                            ------------------------------------------------------
                                                             1993      1992       1991       1990      1989
                                                            -------   ------     -------   ------     -------
U.S. Car Market Share (1):                                            (percent of total industry)
- --------------------------
  U.S. Manufacturers (Including Imports):
    General Motors                                          34.1%      34.6%      35.6%      35.6%     35.2%
    Ford                                                    22.1       21.6       20.1       20.9      22.3
    Chrysler                                                 9.8        8.3        8.6        9.3      10.4
                                                            -----      -----      -----      ----     ------
        Total U.S. Manufacturers                            66.0       64.5       64.3       65.8      67.9
  Foreign-Based Manufacturers (2):
    Japanese                                                29.1       30.1       30.4       27.8      25.3
    All Other                                                4.9        5.4        5.3        6.4       6.8
                                                            -----      -----      -----      ----     ------
        Total Foreign-Based Manufacturers                   34.0       35.5       35.7       34.2      32.1
                                                            -----      -----      -----      ----     ------
            Total                                          100.0%     100.0%     100.0%     100.0%    100.0%
                                                           =====      =====      =====      =====     =====
U.S. Truck Market Share (1) (3):
- --------------------------------
  U.S. Manufacturers (Including Imports):
    General Motors                                          31.4%      32.2%      32.9%      34.3%     33.6%
    Ford                                                    30.5       29.7       28.9       29.2      28.7
    Chrysler                                                21.4       21.1       18.4       17.3      19.4
    All Other                                                1.9        1.8        2.0        2.0       2.3
                                                            -----      -----     -----       ----     ------
        Total U.S. Manufacturers                            85.2       84.8       82.2       82.8      84.0
Foreign-Based Manufacturers (2):
    Japanese                                                13.2       13.9       16.5       15.7      14.4
    All Other                                                1.6        1.3        1.3        1.5       1.6
                                                            -----      -----     -----       ----     ------
        Total Foreign-Based Manufacturers                   14.8       15.2       17.8       17.2      16.0
                                                            -----      -----     -----      -----     -----
         Total                                             100.0%     100.0%     100.0%     100.0%    100.0%
                                                           =====      =====      =====      =====     =====

Unit Sales:                                                                  (In thousands)
- -----------
U.S. Car Retail Deliveries (1):
     Total Industry                                         8,518     8,214      8,174      9,293     9,768
     Chrysler                                                 834       680        703        861     1,020
U.S. Truck Retail Deliveries (1) (3):
     Total Industry                                         5,681     4,904      4,367      4,854     5,077
     Chrysler                                               1,214     1,033        805        837       984


____________________________________
(1) All U.S. retail sales data are based on publicly available information on manufacturers from the American Automobile Manufacturers Association and data on foreign company imports from Ward's Automotive Reports, a trade publication.
(2) "Foreign-Based Manufacturers" include imports and vehicles assembled and sold in the United States by foreign companies.
(3)   U.S. truck retail market share includes minivans.

Item 1.   BUSINESS - Continued                           Part I - Continued

The Automotive Industry in the United States - Continued

        Competition from foreign car and truck manufacturers, particularly Japanese manufacturers, in the form of both exports to the United States and sales by transplants, has been significant in recent years. The market share for foreign passenger cars sold in the United States (including transplants) increased from 32.1 percent in 1989 to 35.7 percent in 1991 but decreased to
34.0 percent during 1993. The market share for foreign trucks sold in the United States (including transplants) increased from 16.0 percent in 1989 to
17.8 percent in 1991, but decreased to 14.8 percent during 1993. The Japanese transplants enjoy several competitive advantages over domestic producers, such as more flexible work rules, a younger, lower-cost work force and the absence of significant numbers of retired workers and their attendant costs. Sales of vehicles assembled in the United States by Japanese manufacturers have increased to approximately 14.8 percent of the U.S. passenger car market and
5.4 percent of the U.S. truck market in 1993 from 14.1 percent and 5.3 percent, respectively, in 1992.

        Japanese manufacturers' exports to the United States are currently subject to voluntary restraints limiting exports of new passenger cars (excluding station wagons) from Japan to the United States. These restraints have been in effect since 1981 and will continue in effect through March 1994 by a unilateral decision of the Japanese Government. For the 12 months ended March 31, 1993, the Japanese export limit was 1.65 million cars while actual exports during that period were 1.56 million cars. For the 12 months ending March 31, 1994, Japanese exports are still limited to 1.65 million cars. Estimated exports during the nine month period ended December 31, 1993 were approximately 912,000 cars. There are no assurances as to what the restraints on exports from Japan to the United States, if any, will be after March 31, 1994. A significant increase in the number of vehicles manufactured in Japan and exported to the United States could adversely affect Chrysler's sales levels and profitability.

Chrysler Canada Ltd.

        Chrysler's consolidated subsidiary, Chrysler Canada Ltd. ("Chrysler Canada"), operates manufacturing and assembly facilities and sales and distribution networks in Canada. Chrysler Canada, whose operations are substantially integrated with Chrysler's U.S. operations, manufactures components and assembles front-wheel-drive minivan/wagons, front-wheel-drive mid-size and large sedans, and rear-wheel-drive van/wagons. Chrysler Canada began production of the mid-size and large sedans at its Bramalea, Ontario facility in mid-1992 and early 1993, respectively. The Brampton, Ontario facility was closed in 1992 when production of the Jeep Wrangler sport-utility vehicle was transferred to Toledo, Ohio.

        In 1993, Chrysler Canada produced 643,371 vehicles, of which 566,388 were sold outside of Canada. In 1992, Chrysler Canada produced 464,565 vehicles, of which 416,204 were sold outside of Canada. Chrysler Canada's retail sales totaled 226,819 vehicles in 1993 and 205,071 vehicles in 1992, of which 158,373 and 156,244, respectively, were produced outside of Canada. In 1993, Chrysler Canada's factory unit sales to Canadian dealerships accounted for approximately 9.1 percent of Chrysler's total car and truck sales, compared with 8.9 percent in 1992.

        Chrysler Canada's retail unit sales of cars accounted for 14.7 percent and 12.3 percent of the Canadian car market in 1993 and 1992, respectively. In 1993, retail unit sales of trucks accounted for 26.3 percent of the Canadian truck market compared with 25.1 percent in 1992. In 1993, Chrysler Canada ranked third in the Canadian industry in retail unit sales of both cars and trucks.

Chrysler de Mexico

        Chrysler's consolidated subsidiary, Chrysler de Mexico S.A. ("Chrysler Mexico"), operates assembly and manufacturing facilities in Mexico, producing vehicles and components for both Mexican and export markets. Chrysler Mexico also distributes in the Mexican market finished vehicles imported from Chrysler's U.S. and Canadian operations.

        Chrysler Mexico's vehicle sales accounted for 16.0 percent of the wholesale car market and 17.2 percent of the wholesale truck market in 1993, compared with 19.7 percent and 19.6 percent, respectively, in 1992. Within the Mexican industry, Chrysler Mexico's wholesale unit sales ranked third in cars and trucks in both 1993 and 1992. In 1993, overall wholesale industry sales in Mexico were 585,200 units, compared with 710,623 units in 1992, a decrease of
17.6 percent.

Item 1.   BUSINESS - Continued                         Part I - Continued

Chrysler de Mexico - Continued

        In 1993, Chrysler Mexico exported 104,712 automobiles, consisting of Plymouth Acclaims, Dodge Spirits, Dodge Shadow coupes and convertibles, Plymouth Sundances and Chrysler LeBaron sedans, compared with 70,395 units in 1992. In 1993, Chrysler Mexico also exported 36,660 trucks, consisting of Dodge Ramchargers, Dodge Club Cab pickups, and selected models of the all-new full-size Dodge Ram pickup trucks, compared with 30,331 units in 1992. In addition, Chrysler Mexico provides certain major automobile components to Chrysler, including engines and air conditioner condensers.

North American Free Trade Agreement

        The North American Free Trade Agreement ("NAFTA") unites Mexico, Canada and the United States into the world's largest trading region, a market with more than 360 million consumers. NAFTA provides for the phase-out of trade regulations which restricted vehicle imports and exports between Mexico and the U.S. and Canada. Mexico represents a growing economy, and Chrysler ranks third among worldwide manufacturers in wholesale unit sales in the Mexican car and truck market. While Chrysler's management believes that NAFTA may result in overall improvements in the North American automobile industry in the future, the immediate impact of the agreement cannot be determined.

International Operations

        Chrysler's automotive operations outside North America consist primarily of Eurostar's manufacturing operations in Austria and the export of finished vehicles and component kits produced in North America to independent foreign distributors and local manufacturers. Chrysler has equity interests in companies with manufacturing and assembly facilities in China, Venezuela, and Egypt, and has established joint ventures with certain other foreign manufacturers.

        Chrysler's European shipments were 60,566 in 1993, consisting primarily of 33,109 minivans and 21,895 Jeep vehicles, an increase of 11 percent from 1992. In addition, Chrysler sold 46,354 units in other world markets, primarily in the Middle East, Taiwan and to U.S. military personnel. Chrysler continues to export its newly designed Jeep Grand Cherokee, mid-size sedans and right-hand drive Jeep Cherokees. In addition, Chrysler plans to export the new Neon and Stratus passenger cars that will be introduced during 1994. Chrysler also exported 19,946 kits to worldwide affiliates for overseas assembly of Jeep vehicles. Most of the kits were shipped to Beijing Jeep Corporation Ltd. in China and Chrysler's wholly-owned subsidiary in Venezuela.

        Eurostar began production and distribution of Chrysler minivans in March 1992 for the European market. Eurostar sold 33,738 minivans in 1993, compared to 15,100 in 1992. The Eurostar facility launched a second shift during 1993 and has a capacity of 55,000 vehicles per year. During 1993, Chrysler entered into an agreement with Steyr-Daimler-Puch Fahrzeugtechnik to assemble up to 47,000 right and left-hand drive Jeep Grand Cherokees annually in Austria for the European and other world markets beginning in late 1994.

Mitsubishi Motors Corporation

        Chrysler imports and distributes in the United States and Canada selected models of passenger cars and light-duty trucks manufactured by MMC in Japan and by its affiliates overseas. In 1993, Chrysler sold 69,646 MMC-manufactured vehicles in the United States (of which 67,988 were passenger cars) representing 3.4 percent of Chrysler's U.S. retail vehicle sales during 1993. In 1992, Chrysler sold 67,474 MMC-manufactured vehicles in the United States (of which 62,174 were passenger cars), representing 3.9 percent of Chrysler's U.S. retail vehicle sales. In addition to passenger cars and light-duty trucks, Chrysler purchases 3.0-liter V-6 engines for use in the production of the Dodge Caravan and Plymouth Voyager minivans and other vehicles, and intends to buy approximately 428,000 of these engines from MMC during the 1994 model year.

Item 1.   BUSINESS - Continued                          Part I - Continued

Mitsubishi Motors Corporation - Continued

        Diamond-Star produces small sporty cars in the United States for Chrysler and Mitsubishi Motor Sales of America ("MMSA"). The Plymouth Laser and Eagle Talon (marketed in the United States and Canada) and the Mitsubishi Eclipse (marketed in the United States, Europe and Japan) are produced by Diamond-Star. Chrysler sold its 50 percent interest in Diamond-Star to MMC, its partner in the joint venture, in October 1991. Pursuant to a distribution agreement that terminates in July 1999, Chrysler retains the right to purchase a portion of Diamond-Star's production capacity. As long as Chrysler purchases at least 60,000 units per year, Chrysler will also have co-exclusive rights for the Eagle Talon replacement vehicle and exclusive rights for a replacement for the Dodge Daytona and Chrysler LeBaron Coupe, both of which are planned for the 1994-95 period. In addition, Chrysler will provide engines and transmissions for use in a portion of Diamond-Star's FJ-platform vehicles. During 1993, Diamond-Star produced 135,610 units, of which 38,432 were for Chrysler and 97,178 were for MMSA. In 1992, Diamond-Star produced 140,156 units, of which 57,261 were for Chrysler and 82,895 were for MMSA. Chrysler's sales of Diamond-Star cars in 1993 and 1992 represented 2.1 and 3.6 percent, respectively, of Chrysler's U.S. retail vehicle sales volume in each period.

        Under the terms of the United States Distribution Agreement ("USDA") in effect between Chrysler and MMC, which terminates in March 1998, Chrysler and MMSA share co-exclusive rights to distribute various MMC passenger car and light-duty truck models which are available for sale in the United States. In practice, Chrysler and MMSA share the distribution of certain models and exclusively distribute other models. In connection with Chrysler's sale of its 50 percent interest in Diamond-Star to MMC in October 1991, the USDA was amended to reassign a portion of MMC's total voluntary restraint agreement quota from Chrysler to MMSA and to designate three vehicles as exclusive models for MMSA.

        Agreements similar to the USDA are in effect covering the Canadian market. In practice, Chrysler Canada acts as sole distributor of MMC products. The Japanese Government does not presently limit exports from Japan to the Canadian vehicle market. Chrysler Canada distributes a two-door and four-door subcompact Dodge and Plymouth Colt 100 and the Eagle Vista car imported from MMC Sittipol Motors of Thailand (a MMC joint venture).

        In 1992 and 1993, Chrysler sold 93.9 million shares of its equity interest in MMC for approximately $544 million in cash, net of related expenses, ending its equity interest in MMC.

Segment Information

        Industry segment and geographic area data for 1993, 1992 and 1991 are summarized in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18.

Seasonal Nature of Business

        Reflecting retail sales fluctuations of a seasonal nature, production varies from month to month in the automotive business. In addition, the changeover period related to new model introductions has traditionally occurred in the third quarter of each year. Accordingly, third quarter operating results are generally less favorable than those in the other quarters of the year.

Automotive Product Plans

        In the late 1970's and early 1980's, Chrysler concentrated on the development of fuel efficient, front-wheel drive cars.

        Chrysler created a new market segment with the introduction of the first minivan in 1983. The Dodge Caravan, Plymouth Voyager, and Chrysler Town and Country were redesigned for the 1991 model year, freshened slightly for the 1994 model year and have captured 46.7 percent of the U.S. minivan market segment for the 1993 calendar year versus 50.5 percent in 1992 despite new competitive entries in the segment.

        The 1987 acquisition of American Motors Corporation ("AMC") provided Chrysler with the highly regarded Jeep nameplate and four-wheel-drive technology. In the spring of 1992, the Jeep division introduced the all new Grand Cherokee as an upscale companion to the existing Jeep lineup. The Jeep Grand Cherokee and the Jeep Cherokee have collectively attained 32.5% of the small sport-utility segment in calendar year 1993, up from 24.7% in 1992.

Item 1.   BUSINESS - Continued                           Part I - Continued

Automotive Product Plans - Continued

        In 1989, Chrysler initiated a strategic plan to replace all of its passenger car platforms and its full-size pickup truck by 1995. Chrysler's objective is to maintain and improve its positions in the minivan, small sport-utility, and full-size pickup markets, while strengthening its passenger car offerings.

        To accomplish this goal, Chrysler changed the organizational structure of its automotive design and development efforts by establishing cross-functional product development groups called "platform teams." There are four Platform teams: Small Car, Large Car, Minivan, and Jeep and Truck. Each team includes designers, engineers, purchasing agents, manufacturing personnel, financial analysts, sales and marketing personnel and supplier representatives.

        Chrysler's platform team system is designed to (a) improve communications and enhance collaborative problem solving as early as possible in the design and development process; (b) reduce the cycle time required to design and develop new vehicles, enhancing Chrysler's ability to respond to market changes more quickly; (c) improve the quality of its new products through the identification of potential problems early in the development process; and (d) reduce the costs of developing new vehicle lines.

        In the fall of 1992, Chrysler introduced the first of its all-new passenger car platforms resulting from the new platform team concept. The Chrysler Concorde, Dodge Intrepid, and Eagle Vision compete primarily in the important upper-middle segment. These cars employ a "cab-forward" design, with the windshield steeply raked forward over the front axle. This design creates more interior passenger space without significantly increasing vehicle size or weight. The early success of these vehicles resulted in expanding production to a second facility. Chrysler's share of the basic middle segment was 9.7 percent for 1993, compared to 5.3 percent for 1992. In early 1993, a new Chrysler New Yorker and a touring derivative called the LHS were introduced based on this platform.

        In 1993, Dodge introduced the first truck designed under this platform team system, a new full-size Ram pickup. This new pickup also marks the first full-scale production use of a new "big gas" V-10 engine which was also used as a basis for the design of the Dodge Viper V-10 engine.

        The Small Car platform team introduced the subcompact Dodge and Plymouth Neon in January 1994. The Neon introduces an all new family of 16-valve 4-cylinder engines, provides both driver and passenger airbags, and also applies the "cab-forward" design used by the successful upper-middle segment vehicles.

        The Large Car platform team is expected to introduce, in the third quarter of 1994, an all new compact car marketed as the Chrysler Cirrus and Dodge Stratus. The Cirrus and Stratus will introduce two new engines, a 2.4-liter 16-valve double overhead cam 4-cylinder engine and a 2.5-liter 24-valve single overhead cam V-6 engine, provide driver and passenger airbags, dynamic side impact protection, and also apply the "cab-forward" design used by the successful upper-middle segment vehicles.

Automotive Marketing

        New passenger cars and trucks are sold at retail principally by dealers who have sales and service agreements with the manufacturer. The dealers purchase cars, trucks, parts and accessories from the manufacturer for sale to retail customers. In the United States, Chrysler had 4,726 dealers at December 31, 1993 compared with 4,779 at December 31, 1992. The U.S. dealers sold an average of 433 vehicles per dealer in 1993 compared with an average of 358 in 1992. Chrysler Canada had 601 dealers at December 31, 1993 compared with 606 dealers at December 31, 1992. The Canadian dealers sold an average of 377 and 338 vehicles per dealer in 1993 and 1992, respectively.

        Chrysler's ability to maintain, expand and improve the quality of its dealer organization will have an important impact on future sales. Chrysler maintains programs to provide dealership operating capital by equity investments where sufficient private capital is not available. The programs anticipate that the dealer receiving such assistance will eventually purchase Chrysler's equity investment from the dealer's share of the dealership profits. Chrysler's equity interest in U.S. and Canadian dealerships totaled $37 million in 91 dealerships as of December 31, 1993, compared with $40 million in 116 dealerships as of December 31, 1992.

        Chrysler continues to focus on improving customer satisfaction throughout the corporation. Chrysler has improved their Owner Relations capabilities as they relocated the group to modern facilities with the latest technology and added 49 representatives to assist owners requesting information or assistance.

Item 1.    BUSINESS - Continued                        Part I - Continued

Manufactured and Purchased Components and Materials

        Chrysler manufactures most of its requirements for eight-cylinder, 8.0-liter V-10, 3.5-liter V-6, 3.9-liter V-6, 3.8-liter V-6, 3.3-liter V-6, in-line six-cylinder, four-cylinder, and derivative gasoline engines for cars and trucks, gray iron casting for cylinder blocks for such engines, stampings for passenger car and truck bodies, transmissions for cars and trucks, automatic and manual transaxles, engine controllers, alternators, voltage regulators, distributors, instrument clusters, radios and automotive air conditioners, and processes about two-thirds of its requirements for fabricated glass parts.

        In the second quarter of 1993, Chrysler sold the plastics operations of its Acustar division for $132 million, net of related expenses.

        Chrysler uses approximately 16,600 suppliers for services, materials, parts and components, and purchases from one or more of such firms substantially all of its requirements for 3.0-liter V-6 engines and 5.9-liter diesel engines, constant velocity joints, batteries, bearings, axles, bumpers, carpets, cloth for trim and seat covers, vinyl trim and seat cushion back covers, cylinder heads for four, six, and eight cylinder gasoline engines, decorative die castings, fuel management systems, malleable iron, nuts, bolts and other fasteners, radiators, raw glass, seat belts, steel, tires, wheels and certain other items. Chrysler purchases a larger portion of its materials, parts and other components from unaffiliated suppliers than do its principal domestic competitors. Chrysler expects to continue purchasing its requirements for these items rather than manufacturing them.

Government Regulation
Vehicle Regulation

        Fuel economy, safety and emissions regulations and standards applicable to motor vehicles have been issued from time to time under a number of federal statutes, including the National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act"), the Clean Air Act, Titles I and V of the Motor Vehicle Information and Cost Savings Act and the Noise Control Act of 1972. In addition, the State of California has promulgated exhaust emission standards, some of which are more stringent than the federal standards. Other states may, under the Clean Air Act, adopt vehicle emission standards identical to those adopted by the State of California. The States of New York and Massachusetts have adopted such standards and several other states are considering similar action. The American Automobile Manufacturers Association and the Association of International Automobile Manufacturers have challenged the legality of portions of both states' action on behalf of a number of vehicle manufacturers, including Chrysler.

Vehicle Emissions Standards - Under the Clean Air Act, auto manufacturers are required, among other things, to reduce significantly tailpipe emissions of polluting gases from automobiles and light trucks and to increase the length of time vehicles are subject to recall for failure to meet emission standards to ten years or 100,000 miles, whichever occurs first. This Act imposes standards for model years through 2003 that require further significant reductions in motor vehicle emissions. This Act also may require production of certain vehicles capable of operating on fuels other than gasoline or diesel fuel (alternative fuels) under a pilot test program to be conducted principally in California beginning in the 1996 model year. Chrysler is actively pursuing the development of flexible fuel vehicles capable of operating on both gasoline and M-85 methanol blend fuels as well as development of vehicles capable of operating on compressed natural gas.

        The California Air Resources Board has received federal approval, pursuant to the Clean Air Act, for a series of passenger car and light truck emission standards, effective through the 2003 model year, that are more stringent than those prescribed by the Clean Air Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low emission vehicles. California also requires that a specified percentage of each manufacturer's California sales volume, beginning at two percent in 1998 and increasing to ten percent in 2003, must be zero-emission vehicles ("ZEVs") that produce no emissions of regulated pollutants. A number of states located in the Northeast have indicated that they will petition the United States Environmental Protection Agency ("EPA") to impose a regional vehicle emissions program similar to the California program. Chrysler has entered into a consortium of vehicle manufacturers, electric utilities and the Department of Energy to develop new battery technology for use in electric vehicles which would qualify as ZEVs and has built a limited number of experimental prototype electric vehicles using existing advanced battery technology.

Item 1.   BUSINESS - Continued                         Part I - Continued

Government Regulation - Continued
Vehicle Regulation - Continued

CAFE - The Motor Vehicle Information and Cost Savings Act, as amended by the Energy Policy and Conservation Act, requires vehicle manufacturers to provide vehicles that comply with federally mandated fuel economy standards. Under this Act, a manufacturer earns credits for exceeding the applicable fuel economy standards; however, fuel economy credits earned on cars may not be used for trucks. Failure to meet the average fleet fuel economy standards can result in the imposition of penalties unless a manufacturer has sufficient fuel economy credits from the preceding three years or projects that it will generate sufficient credits over the succeeding three years. Chrysler is in substantial compliance with existing CAFE requirements and anticipates continued compliance with such requirements. In addition, the Energy Tax Act of 1978 imposes a graduated "Gas Guzzler" tax on automobiles with a fuel economy rating below specified levels.

        There have been recent legislative initiatives in Congress that would increase corporate average fuel economy standards from their current levels. A significant increase in those requirements could be costly to Chrysler and could result in significant restrictions on the products Chrysler offers.

Vehicle Safety - Under the Safety Act, the National Highway Traffic Safety Administration ("NHTSA") is required to establish appropriate federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. NHTSA has announced its intention to establish additional standards in the near future, which Chrysler supports in principle. Chrysler expects to be able to comply with those standards.

Vehicle Recalls - The Safety Act and the Clean Air Act require product recalls under certain circumstances. Recalls vary as to cause; some involve problems that are relatively serious in nature, while others are much less significant. In addition, since it is often unknown which vehicles may contain a defect, large numbers of vehicles must be recalled to find, in many cases, a very low percentage of vehicles with defects. The number of vehicles recalled and the cost of such recalls vary widely from year to year. While Chrysler has not had significant recalls in recent years, it cannot assure that there will not be such recalls in the future.

Stationary Source Regulation

        Chrysler's assembly, manufacturing and other operations are subject to substantial environmental regulation under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Pollution Prevention Act of 1990 and the Toxic Substances Control Act, as well as a substantial volume of state legislation paralleling and, in some cases, imposing more stringent obligations than the federal requirements. These regulations impose severe restrictions on air and water-born discharges of pollution from Chrysler facilities, the handling of hazardous materials at Chrysler facilities and the disposal of wastes from Chrysler operations. Chrysler is faced with many similar requirements in its operations in Canada and is facing increased governmental regulation and environmental enforcement in Mexico.

Clean Air Act - Pursuant to the Clean Air Act, the states are required to amend their implementation plans to require more stringent limitations and other controls on the quantity of pollutants which may be emitted into the atmosphere to achieve national ambient air quality standards established by the EPA. In addition, the Clean Air Act requires reduced emissions of substances that are classified as hazardous, toxic or that contribute to acid deposition, imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states, and expands federal authority to impose severe penalties and criminal sanctions. The Clean Air Act also allows states to adopt standards more stringent than those required by the Clean Air Act. Most recent reports filed with the EPA pursuant to the Superfund Amendments and Reauthorization Act of 1986 indicate that for calendar year 1992 releases and emissions of chemicals and toxics by Chrysler were reduced by more than 70 percent from comparable 1987 levels.

        Chrysler is unable to predict the exact level of expenditures that will be required by the Clean Air Act but believes that the cost of complying with the legislation will be substantial. While Chrysler is unable to predict the exact level of expenditures that will be required to develop and implement new technology in its North American facilities, since federal and state requirements are not fully defined, it expects that in excess of $1.0 billion will be spent during the period 1994 through 1998, including the impact of annual emissions fees. Of this total, Chrysler estimates that $190 million will be spent in 1994 and $200 million will be spent in 1995. In addition, the extensive federal-state permit program established by the Clean Air Act may reduce operational flexibility and cause delays in upgrading of Chrysler's production facilities in the United States.

Item 1.   BUSINESS - Continued                             Part I - Continued

Government Regulation - Continued
Stationary Source Regulation - Continued

Environmental Liabilities - The EPA and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. Chrysler is also a party to a number of lawsuits in various jurisdictions which allege conduct by Chrysler in violation of CERCLA or other environmental laws which seek to recover costs associated with remedial action. In virtually all instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 116 sites involved in the foregoing matters at December 31, 1993. Chrysler may also incur remediation costs at an additional 45 of its active or deactivated facilities.

     In particular, the Ohio Environmental Protection Agency notified Chrysler on October 12, 1993 of its intention to institute a proceeding concerning a Chrysler facility in Dayton, and the Indiana Department of Environmental Management initiated an administrative proceeding in August 1985 concerning a Chrysler facility in Indianapolis. Each proceeding alleges improper disposal of waste, and each may result in the imposition of civil penalties in excess of $100,000. The Indiana proceeding also seeks to require Chrysler to conduct a site assessment and undertake remedial action.

     Estimates of future costs of pending environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, and the apportionment and collectibility of remediation costs among responsible parties. Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing environmental matters, and therefore has established reserves totalling $287 million for the estimated costs associated with all of its environmental remediation efforts. Chrysler believes that these reserves will be sufficient to resolve these matters.
After giving effect to these reserves, management believes, based on currently known facts and circumstances and existing laws and regulations, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the total costs associated with these matters, and such changes could be material to Chrysler's consolidated results of operations for the period in which such developments occur.


                               FINANCIAL SERVICES

Chrysler's principal subsidiary, CFC, is a financial services organization engaged in wholesale and retail vehicle financing, servicing nonautomotive leases and loans, property, casualty and other insurance, and automotive dealership facility development and management. All of CFC's common stock is owned by Chrysler. CFC, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926. CFC's primary objective is to provide financing for automotive dealers and retail purchasers of Chrysler's products. CFC sells significant amounts of automotive receivables acquired in transactions subject to limited recourse provisions. CFC remains as servicer for which it is paid a servicing fee. At the end of 1993, CFC had nearly 3,100 employees and its portfolio of receivables managed totaled $28.3 billion.

CFC's financial condition and liquidity improved during 1993 as it regained full access to the investment grade markets, continued to sell significant amounts of automotive receivables and repaid all borrowings under its revolving credit facilities. In addition, CFC realized aggregate cash proceeds of $2.4 billion from the sales of certain nonautomotive assets during 1993. The sales of nonautomotive assets over the last two years have made CFC more dependent upon Chrysler. Thus, lower levels of production and sales of Chrysler products could result in a reduction in the level of finance operations of CFC.

CFC's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others primarily represent sold receivables which CFC services for a fee. At December 31, 1993, receivables serviced for others accounted for 69 percent of CFC's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                                                             1993        1992       1991        1990        1989
                                                          ---------   ----------  ---------   ---------  ---------
                                                                            (in millions of dollars)
Automotive financing                                      $  25,011   $  22,481   $ 24,220    $ 25,117   $  24,648
Nonautomotive financing                                       3,251       7,657      9,486      10,709      10,763
                                                          ----------  ----------  ----------  ---------- ----------
Total                                                     $  28,262   $  30,138   $ 33,706    $ 35,826   $  35,411
                                                          ==========  ==========  ==========  ========== ==========

Item 1.   BUSINESS - Continued                        Part I - Continued

Automotive Financing - CFC conducts its automotive finance business principally through its subsidiaries Chrysler Credit Corporation ("Chrysler Credit"), Chrysler Credit Canada Ltd., and, in Mexico, Chrysler Comercial S.A. de C.V. Chrysler Credit is the major source of automobile and light-duty truck wholesale (also referred to as "floor plan") and retail financing for Chrysler dealers and their customers throughout North America. At December 31, 1993, Chrysler Credit was providing financing to approximately 2,600 Chrysler dealers who exclusively sell Chrysler products. Chrysler Credit also finances approximately 1,400 dealers who sell non-Chrysler products (either exclusively or together with Chrysler products). Chrysler Credit also offers its floor plan dealers working capital loans, real estate and equipment financing, and financing plans for fleet buyers, including daily rental car companies
independent of, and affiliated with, Chrysler.   The automotive financing
operations of Chrysler Credit and such other subsidiaries are conducted through 100 branches in the United States, Canada, Mexico and Puerto Rico.

        During 1993, CFC financed or leased approximately 766,000 vehicles at retail in the United States, including approximately 516,000 new Chrysler passenger cars and light-duty trucks, representing 25 percent of Chrysler's U.S. retail and fleet deliveries. In 1993, the average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $341. The average percentage of dealer cost financed was 91 percent and the average original term was 55 months. CFC also financed at wholesale approximately 1,510,000 new Chrysler passenger cars and light-duty trucks representing 75 percent of Chrysler's U.S. factory shipments in 1993. Wholesale vehicle financing accounted for 74 percent of the total automotive financing volume of CFC in 1993 and represented 16 percent of automotive finance receivables outstanding at December 31, 1993.

Nonautomotive Financing - CFC has downsized its nonautomotive operations through sales and liquidations over the last several years. During 1993, CFC realized $2.4 billion of aggregate cash proceeds from the sale of substantially all of the consumer and inventory financing businesses of Chrysler First Inc. ("Chrysler First") and the sale of certain assets of Chrysler Capital Corporation ("Chrysler Capital").

        Chrysler Capital manages nonautomotive leases and loans to clients in over 30 industries through 16 offices throughout the United States. At December 31, 1993, Chrysler Capital managed $2.7 billion of nonautomotive finance receivables compared to $3.2 billion at December 31, 1992. In addition, CFC managed a portfolio of secured small business loans totalling $0.6 billion at December 31, 1993.

Insurance - Chrysler Insurance Company and its subsidiaries ("Chrysler Insurance") provide specialized insurance coverages to automotive dealers and their customers in the United States and Canada. The property and casualty segment of Chrysler Insurance's business includes physical damage, garage liability, workers' compensation and property and contents coverage provided directly to automotive dealers. During 1993, the inventories of approximately 2,800 automotive dealerships that were financed by Chrysler Credit were insured by Chrysler Insurance. During 1993, 1,875 Chrysler and non-Chrysler automotive dealerships were insured by CFC's multi-line property and casualty insurance program known as the Pentastar Protection program. Chrysler Insurance also provides collateral protection and single interest insurance to retail automobile customers and their financing sources.

Real Estate Management - Chrysler Realty Corporation ("Chrysler Realty"), which is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States, typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1993, Chrysler Realty controlled 923 sites (of which 297 were owned by Chrysler Realty).

Funding - CFC's primary objective is to provide financing for automotive dealers and retail purchasers of Chrysler's products. CFC's liquidity improved during 1993. Proceeds from nonautomotive asset sales and CFC's improved access to the capital markets enabled it to issue $2.3 billion of term debt and increase the level of short-term notes outstanding (primarily commercial paper) to $2.8 billion and repay all borrowings outstanding under revolving credit facilities. Receivable sales continued to be a significant source of funding during 1993, as CFC realized $7.8 billion of net proceeds from the sale of automotive retail receivables compared to $5.8 billion of net proceeds from the sale of automotive and nonautomotive receivables in 1992.

Item 1.   BUSINESS - Continued                      Part I - Continued

     CFC's outstanding debt at December 31, of each of the five most recent years was as follows:

                                                                                  December 31
                                                          -------------------------------------------------------
                                                            1993        1992        1991        1990        1989
                                                          ---------   --------    --------    --------   ---------
                                                                           (in millions of dollars)

Short-term notes (primarily commercial paper)             $   2,772   $     352   $    339    $  1,114   $  10,061
Bank borrowings under
  revolving credit facilities                                  -          5,924      6,633       6,241       -
Senior term debt                                              5,139       4,436      6,742       9,233      11,107
Subordinated term debt                                           77         585        949       1,686       2,434
Mexico borrowings and other                                     447         455        518         431         614
                                                          ----------  ----------  ----------  ---------- ----------
Total                                                     $   8,435   $  11,752   $ 15,181    $ 18,705   $  24,216
                                                          ==========  ==========  ==========  ========== ==========


                             CAR RENTAL OPERATIONS

        Through its Pentastar Transportation Group, Inc. ("Pentastar") subsidiary, Chrysler owns Thrifty Rent-A-Car System, Inc. ("Thrifty"), Snappy Car Rental, Inc. ("Snappy") and Dollar Rent A Car System, Inc. ("Dollar").
Both Thrifty and Dollar are engaged in leasing vehicles to independent businesses they have licensed to use their trade names, systems and technologies in the daily rental of cars for business, personal and leisure use. They also maintain and operate a number of their own locations. Snappy, through corporate-owned locations, is engaged in renting automobiles on a short-term basis, primarily to customers whose insurance coverage entitles them to a replacement vehicle if their own cars are damaged, stolen or require major repairs. In September 1992, Chrysler announced a realignment of a part of the Car Rental Operations under Pentastar and the consolidation and phase out of certain of those operations. As part of that realignment, Chrysler subsequently transferred to Dollar ownership of General Rent-A-Car, which also rents cars for business, leisure and personal use, exclusively through corporate owned locations. The consolidation process will be completed in 1994.


                            RESEARCH AND DEVELOPMENT

        For the years ended December 31, 1993, 1992 and 1991, Chrysler spent $1.2 billion, $1.1 billion, and $955 million, respectively, for company-sponsored research and development activities. These activities relate to the development of new products and services and the improvement of existing products and services, as well as compliance with standards that have been and are being promulgated by the government.


                                   EMPLOYEES

        At December 31, 1993, Chrysler and its consolidated subsidiaries had a total of approximately 128,000 employees worldwide, approximately 91,000 of which were employed in the United States. In the United States and Canada, approximately 93 percent of Chrysler's hourly employees and 21 percent of its salaried employees are represented by unions. Of these represented employees, 98 percent of hourly and 90 percent of salaried employees are represented by the United Automotive, Aerospace, and Agricultural Implement Workers of America ("UAW") or the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW").

        In 1993, Chrysler negotiated three-year national agreements with the UAW and CAW in the United States and Canada, respectively, without an interruption of production. The UAW contract patterns the prior 1990 agreement in that it provides moderate wage and pension benefit improvements, and retains the job and income security protection program and health care coverage. The job and income security benefit caps were negotiated at the previous contract amount of $660 million with new Supplemental Unemployment Benefits Contingency Accounts of $106 million. The contract also adopted provisions expected to abate future increases in labor costs including Cost of Living Allowance diversions, lower wage rates for new hires, and a broadened approach to managed health care.

Item 1.   BUSINESS - Continued                             Part I - Continued

        Chrysler estimates that, when the UAW contract expires September 14, 1996, its total hourly labor costs, including employee and retiree benefits, will have increased approximately 14 percent over the estimated $44 per hour in effect when the prior UAW contract expired September 14, 1993. Chrysler projects its labor cost at the end of the contract to be competitive compared to the domestic automobile manufacturers' average.

        Chrysler's pension plans, group life, and health care benefits for active, inactive, and retired employees generally follow the structure of benefits common to the automotive industry. See Part II, Item 8, Notes to Consolidated Financial Statements, Notes 1, 11 and 12 for further information on postemployment benefits, pension plans, and postretirement benefits.

                             INTELLECTUAL PROPERTY

        Chrysler has intellectual property rights which include patents, proprietary technology, trademarks, service marks, copyrights, and licenses under such rights of others, relating to its businesses, products, and manufacturing equipment and processes. Chrysler grants licenses to others under its intellectual property rights and receives fees and royalties under some of these licenses. While Chrysler does not consider any particular intellectual property right to be essential, it does consider the aggregate of such rights important to the overall conduct of its businesses.

Item 2.    PROPERTIES

                             AUTOMOTIVE OPERATIONS

        The statements concerning ownership of Chrysler's properties are made without regard to taxes or assessment liens, rights of way, contracts, easements or like encumbrances or questions of survey and are based on the records of Chrysler. Chrysler knows of no material defects in title to, or adverse claims against, any of such properties, nor any existing material liens or encumbrances against Chrysler or its properties, except the mortgage loan on Chrysler's Sterling Heights Assembly Plant (Sterling Heights, Michigan), and a mortgage granted to a state industrial development authority and various banks on the vehicle paint facility at its Toledo Assembly Plant (Toledo, Ohio). Chrysler's credit agreement with its commercial banks enables the banks to obtain a security interest, to be shared equally and ratably with holders of other senior indebtedness and guarantees of Chrysler, in Chrysler's principal domestic plants and related machinery, equipment and tooling under certain circumstances, including when borrowings under the amended agreement exceed $500 million, and if Chrysler's senior debt does not have investment grade credit ratings. None of the commitment was drawn upon at December 31, 1993.

        Chrysler's manufacturing plants include a foundry, machining plants, metal stamping plants, engine plants, transmission plants, trim plants, electronic parts plants, an air conditioning equipment plant, a glass fabricating plant and other component parts plants. In addition to Michigan, other manufacturing plants in the United States are located in Alabama, Illinois, Indiana, New York, Ohio, Texas and Wisconsin.

        Chrysler's U.S. passenger car assembly plants are located in Sterling Heights and Detroit, Michigan; Belvidere, Illinois and Newark, Delaware. The U.S. truck assembly plants are located in Warren and Detroit, Michigan; Fenton, Missouri; and Toledo, Ohio. An assembly facility located in Fenton, Missouri was idled in 1991. The parts depots, warehouses and sales offices are situated in various sections of the United States, while Chrysler's principal engineering and research facilities and its general offices are located in Michigan.

        Automotive properties outside the U.S. are owned or leased principally by Chrysler Canada and Chrysler Mexico. Other manufacturing and assembly plants of subsidiaries outside the U.S. are located in Venezuela and Austria.

        In 1991, Chrysler dedicated its new technology center in Auburn Hills, Michigan and began the relocation of employees into the facility. By the end of 1993, Chrysler had moved 99.6 percent of the employees expected to occupy the technology center. The initial project is in the final stages of completion and will be completed in the first half of 1994. The center includes design, vehicle engineering, manufacturing engineering and pilot build facilities associated with the development of new Chrysler cars and trucks, and has total floor space of 3.3 million square feet. In the third quarter of 1992, the Board of Directors approved a subsequent project to build an administrative building which is currently under construction.

        In the opinion of management, Chrysler's properties include facilities which are suitable and adequate for the conduct of its present assembly and component plant requirements.

Item 2.  PROPERTIES - Continued                              Part I - Continued


                               FINANCIAL SERVICES

               At December 31, 1993, the following facilities were utilized by CFC in conducting its business:

     (a)     executive offices of CFC, Chrysler Credit, Chrysler
             Insurance and certain other domestic subsidiaries of CFC in Southfield, Michigan;

     (b) a total of 86 branches of Chrysler Credit located throughout the United States;

     (c) headquarters of remaining Chrysler First operations in Allentown, Pennsylvania, and a total of 3 offices of such corporation in the United States;

     (d) headquarters of Chrysler Capital in Stamford, Connecticut and a total of 16 offices of such corporation located throughout the United States;

     (e)     headquarters of Chrysler Realty in Troy, Michigan; and

     (f) a total of 15 offices used as headquarters and branch offices in Canada, Mexico and Puerto Rico.

     All of the facilities described above were leased by CFC.

     At December 31, 1993, a total of 297 automobile dealership properties generally consisting of land and improvements were owned by Chrysler Realty for lease to dealers franchised by Chrysler.


Item 3.  LEGAL PROCEEDINGS

     Chrysler and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief that would require significant expenditures. Chrysler believes that each of the product and environmental proceedings described below constitutes ordinary routine litigation incidental to the business conducted by Chrysler and its subsidiaries. See also Note 8 of Notes To Consolidated Financial Statements.

Product Matters

     Many of the legal proceedings seek damages for personal injuries claimed to have resulted from alleged defects in the design or manufacture of products distributed by Chrysler. The complaints filed in such matters specify approximately $930 million in compensatory and $965 million in punitive damages in the aggregate as of December 31, 1993. These amounts represent damages sought by plaintiffs and, therefore, do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve such matters. Further, many complaints do not specify a dollar amount of damages or specify only the jurisdictional minimum. These amounts may vary significantly from one period to the next depending on the number of new complaints filed or pending cases resolved in a given period.

     Numerous complaints seek damages for personal injuries sustained in accidents involving alleged rollovers of Jeep CJ vehicles. These complaints represent approximately $335 million of the compensatory and $763 million of the punitive damages specified above. Pursuant to an indemnification agreement with Chrysler, Renault has agreed to indemnify Chrysler against a portion of certain costs arising from accidents involving alleged Jeep CJ vehicle rollovers occurring between April 1, 1985 and March 31, 1994.

     Many of the remaining complaints seek compensatory and punitive damages for personal injuries sustained in accidents involving alleged defects in occupant restraint systems, seats, heater cores, or various other components in several different vehicle models. Some complaints seek repair of the vehicles or compensation for the alleged reduction in vehicle value.

     Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing matters, and therefore has established reserves which it believes will be sufficient to resolve such matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial condition. Future developments could cause Chrysler to change its estimate of the ultimate cost of resolving these matters, and such changes could be material to Chrysler's consolidated results of operations for the period in which such developments occur.

Item 3.  LEGAL PROCEEDINGS -Continued                   Part I - Continued

Environmental Matters

     The United States Environmental Protection Agency and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. Chrysler is also a party to a number of lawsuits in various jurisdictions which allege conduct by Chrysler in violation of CERCLA or other environmental laws which seek to recover costs associated with remedial action. In virtually all instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 116 sites involved in the foregoing matters at December 31, 1993. Chrysler may also incur remediation costs at an additional 45 of its active or deactivated facilities.

     In particular, the Ohio Environmental Protection Agency notified Chrysler on October 12, 1993 of its intention to institute a proceeding concerning a Chrysler facility in Dayton, and the Indiana Department of Environmental Management initiated an administrative proceeding in August 1985 concerning a Chrysler facility in Indianapolis. Each proceeding alleges improper disposal of waste, and each may result in the imposition of civil penalties in excess of $100,000. The Indiana proceeding also seeks to require Chrysler to conduct a site assessment and undertake remedial action.

     Estimates of future costs of pending environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, and the apportionment and collectibility of remediation costs among responsible parties. Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing environmental matters, and therefore has established reserves totalling $287 million for the estimated costs associated with all of its environmental remediation efforts. Chrysler believes that these reserves will be sufficient to resolve these matters.
After giving effect to these reserves, management believes, based on currently known facts and circumstances and existing laws and regulations, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the total costs associated with these matters, and such changes could be material to Chrysler's consolidated results of operations for the period in which such developments occur.

Other Matters

     In December 1990 and January 1991, eight class action lawsuits were commenced by separate plaintiffs against Chrysler and certain of its directors in the Court of Chancery of the State of Delaware for New Castle County, Delaware. The Complaints in these suits are very similar and allege that the directors breached their fiduciary duties to stockholders by amending Chrysler's Share Purchase Rights Plan in a manner designed to entrench themselves in office and to impair the right of stockholders to avail themselves of offers to purchase their shares by an acquiror not favored by management. The Complaints ask for (a) certification of the class, (b) rescission of and an injunction against implementation of the Rights Plan amendments, (c) an order that Chrysler cooperate with Kirk Kerkorian, the holder of 9.8% of Chrysler's common stock at the time the complaints were filed, and take steps to enhance its attractiveness as a merger/acquisition candidate, and (d) damages and costs. On January 9, 1991, the eight suits were consolidated into one. On January 28, 1991, Chrysler filed an Answer and Affirmative Defenses in the consolidated case. On March 7, 1991, the parties agreed to allow an Amended Complaint to be filed which purports to assert a derivative claim brought on behalf of Chrysler, in addition to class action claims as originally filed. In this regard, the Amended Complaint alleges injury to Chrysler as a direct result of violations of fiduciary duties by the individual defendants. On July 25, 1991, Chrysler filed a motion to dismiss the consolidated lawsuit. On July 27, 1992, the Court entered a memorandum opinion dismissing the complaint as to all claims for relief other than rescission. Chrysler later filed a Motion for Reargument which was denied on August 11, 1992. The Corporation and the named directors are continuing with the defense of this matter.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT
(AS OF FEBRUARY 4, 1994)

                                                    Officer
           Name                   Age               Since *                             Present Position
- -------------------------       ------       ---------------------      ---------------------------------------------
R. J. Eaton                         54       March 14, 1992             Chairman of the Board and Chief Executive Officer **
R. A. Lutz                          62       June 3, 1986               President and Chief Operating Officer **
T. G. Denomme                       54       April 9, 1981              Executive Vice President and Chief Administrative Officer **
T. R. Cunningham                    47       September 3, 1987          Executive Vice President - Sales and Marketing
D. K. Pawley                        52       April 11, 1991             Executive Vice President - Manufacturing
G. C. Valade                        51       June 7, 1990               Executive Vice President and Chief Financial Officer
T. P. Capo                          42       November 7, 1991           Vice President and Treasurer
J. E. Cappy                         59       August 5, 1987             Vice President - Chrysler Technologies and Rental Car
                                                                        Operations
F. J. Castaing                      48       August 5, 1987             Vice President - Vehicle Engineering
J. D. Donlon, III                   47       January 1, 1992            Vice President and Controller
T. C. Gale                          50       April 4, 1985              Vice President - Product Design and International Operations
J. P. Holden                        42       June 18, 1993              Vice President - Corporate Personnel
A. C. Liebler                       51       May 17, 1990               Vice President - Communications and Marketing
W. J. O'Brien                       50       September 3, 1987          Vice President, General Counsel and Secretary
E. T. Pappert                       54       November 5, 1981           Vice President - Sales
L. C. Richie                        52       June 12, 1986              Vice President and General Counsel - Automotive Legal
                                                                        Affairs

__________________________
* The "Officer Since" date shown is the date from which the named individual has served continuously as an officer of either Chrysler Corporation or the former Chrysler Motors Corporation which, effective December 31, 1989, was merged with and into Chrysler Corporation.

**  Also a member of the Board of Directors.

    There are no family relationships, as defined for reporting purposes, between any of the executive officers named above and there is no arrangement or understanding between any of the executive officers named above and any other person pursuant to which he was selected as an officer. All of the executive officers named above, except Messrs. Eaton and Pawley, have been in the employ of Chrysler Corporation or its subsidiaries for more than five years. During the last five years, and immediately preceding employment by Chrysler Corporation, Mr. Eaton was a high-level executive at General Motors Corporation and Mr. Pawley was employed as a high-level manufacturing executive by the Otis Group, United Technologies Corporation and prior to that time as an executive for the Mazda Motor Corporation.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Chrysler's common stock is listed on the stock exchanges specified on pages 1 and 2 of this Form 10-K under the trading symbol (C). The approximate number of shareholders of Chrysler's common stock at December 31, 1993 was 145,000. The following table sets forth the high and low sale prices of Chrysler's common stock as reported on the composite tape and the quarterly dividends declared for the last two years.

                                                                                 Dividends
                        1993                 High             Low                Declared
                 -----------------         --------         --------         -----------------
                 First Quarter              $41.125          $31.750               $0.15
                 Second Quarter              47.625           37.000                0.15
                 Third Quarter               49.625           39.500                0.15
                 Fourth Quarter              58.375           47.625                0.20


                        1992
                 -----------------

                 First Quarter              $18.500          $11.500               $0.15
                 Second Quarter              21.875           16.625                0.15
                 Third Quarter               24.000           18.250                0.15
                 Fourth Quarter              33.875           20.000                0.15

     On December 2, 1993, Chrysler's Board of Directors increased the quarterly dividend on Chrysler's common stock to $0.20 per share. The quarterly dividend had been $0.15 per common share since the first quarter of 1991. Dividends on the common stock are payable at the discretion of the Chrysler's Board of Directors out of funds legally available therefor. Chrysler's ability to pay dividends in the future will depend upon its financial results, liquidity and financial condition and its ability to meet its new product development and facility modernization spending programs. Chrysler's ability to pay dividends is also affected by the provision in its credit agreement that it must maintain net worth (as defined) at the end of each quarter at certain specified levels.

 Item 6.  SELECTED FINANCIAL DATA                           Part II - Continued

     The table below summarizes recent financial information for Chrysler. For further information, refer to Chrysler's consolidated financial statements and notes thereto presented under Item 8 of this Form 10-K.

                                                   1993(1)        1992(2)        1991(3)        1990(4)        1989(5)
                                                  ----------     ----------    ----------     ----------     ----------
                                                     (Dollars and shares in millions except per common share data)
 Total sales and revenues                         $    43,600    $    36,897   $     29,370   $     30,620   $    35,186
 Earnings (loss) from continuing operations
     before cumulative effect of changes
     in accounting principles                           2,415            505           (538)            68           323
     Per common share                                    6.77           1.47          (2.22)          0.30          1.39
 Net earnings (loss)                                   (2,551)           723           (795)            68           359
     Primary earnings (loss) per common
        share                                           (7.62)          2.21          (3.28)          0.30          1.55
     Fully diluted earnings per common
        share                                              --           2.13             --           0.30          1.54
 Dividends declared per common share                     0.65           0.60           0.60           1.20          1.20
 Total assets                                          43,830         40,653         43,076         46,374        51,112
 Total debt                                            11,451         15,551         19,438         22,900        27,552
 Convertible preferred stock (in shares)                  1.7            1.7             --             --            --


    ___________________________

(1) Results for the year ended December 31, 1993 include a pre-tax gain of $205 million ($128 million after applicable income taxes) on the sale of Chrysler's remaining 50.3 million shares of MMC stock, a pre-tax gain of $60 million ($39 million after applicable income taxes) on the sale of the plastics operations of Chrysler's Acustar division, a $4.68 billion after-tax charge for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and a $283 million after-tax charge for the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2) Earnings for the year ended December 31, 1992 include a pre-tax gain of $142 million ($88 million after applicable income taxes) on the sale of 43.6 million shares of MMC stock, a $218 million favorable effect of a change in accounting principle relating to the adoption of SFAS No. 109, "Accounting for Income Taxes," a $101 million pre-tax charge ($79 million after applicable income taxes) relating to the restructuring of Chrysler's short- term vehicle rental subsidiaries, and a $110 million pre-tax charge ($69 million after applicable income taxes) relating to investment losses experienced by Chrysler Canada.

(3) Results for the year ended December 31, 1991 include a pre-tax gain of $205 million ($127 million after applicable income taxes) on the sale of Chrysler's 50 percent equity interest in Diamond-Star, the favorable effect of a $391 million ($242 million after applicable income taxes) noncash, nonrecurring credit provision relating to a plant capacity adjustment and a $257 million after-tax charge for the cumulative effect of a change in accounting principle related to the timing of the recognition of the costs of special sales incentive programs.

(4) Earnings for the year ended December 31, 1990 include a pre-tax return to income of $101 million ($63 million after applicable income taxes) resulting from a reduction in the estimated costs recognized in 1989 in connection with the restructuring of Chrysler's automotive operations.

(5) Earnings  for the year ended December  31, 1989 include a
    pre-tax charge of $931  million  ($577   million  after
    applicable income taxes) for costs associated with a restructuring of Chrysler's automotive operations and a pre-tax gain of $503 million ($309 million after applicable income taxes) on the sale of 75 million shares of MMC stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Part II - Continued CONDITION AND RESULTS OF OPERATIONS

                 The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

                 Chrysler reported earnings before income taxes and the cumulative effect of changes in accounting principles of $3.8 billion in 1993, compared with $934 million in 1992. The earnings in 1993 included a gain on sales of automotive assets and investments of $265 million. Earnings in 1992 included a gain on the sale of an automotive investment of $142 million, a $110 million charge for reducing investments of Chrysler Canada, and certain of its employee benefit plans in a real estate investment concern to their estimated net realizable value, and a $101 million restructuring charge related to the realignment of the Car Rental Operations. Excluding the effect of these items, Chrysler's pre-tax earnings for 1993 and 1992 were $3.6 billion and $1.0 billion, respectively.

                 The improvement in 1993 over 1992 was primarily the result of a substantial increase in unit sales volume, pricing actions, including significantly lower per unit sales incentives, and an improved mix of higher-margin products, partially offset by increased labor and benefit costs. Chrysler's worldwide factory car and truck sales increased 14 percent during 1993 to 2,475,738 units. U.S. and Canadian dealers' days supply of vehicle inventory decreased to 63 days at December 31, 1993 from 72 days at December 31, 1992.

                 Including the provision for income taxes and the cumulative effect of changes in accounting principles, Chrysler reported a net loss for 1993 of $2.6 billion, or $7.62 per common share, compared with net earnings of $723 million, or $2.21 per common share, for 1992. The net loss for 1993 resulted from a charge of $4.68 billion, or $13.57 per common share, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 106, "Employers'Accounting for Postretirement Benefits Other Than Pensions." Also included in the 1993 results was a charge of $283 million, or $0.82 per common share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Net earnings for 1992 included a $218 million, or $0.74 per common share, favorable cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 109, "Accounting for Income Taxes."

                 During 1993, North American vehicle industry retail sales were
15.4 million cars and trucks, an increase of 7.7 percent from the 14.3 million units sold in 1992. In addition to the improvements in the overall automotive industry, Chrysler's U.S. and Canada combined retail car and truck market share increased 1.4 percentage points in 1993, as shown below:

                                                                                                         Market Share
                                                                       1993             1992               Increase
                                                                    ----------       ----------       ----------------
                     U.S. Retail Market Share (1):
                          Car                                           9.8 %            8.3 %               1.5 %
                          Truck                                        21.4 %           21.1 %               0.3 %
                          Combined U.S. Car and Truck                  14.4 %           13.1 %               1.3 %

                     U.S. and Canada Combined Retail Car
                          and Truck Market Share (1)                   14.8 %           13.4 %               1.4 %

                     ________________________________
                     (1)  All market share data include fleet sales.

                 The increase in U.S. retail car market share during 1993 resulted from the fall 1992 introduction and subsequent market success of Chrysler's upper-middle segment sedans, the Dodge Intrepid, Eagle Vision and Chrysler Concorde. The increase in U.S. truck market share in 1993 is the result of increased sales in the small sport-utility vehicle segment, primarily the result of the spring 1992 introduction and subsequent market success of the Jeep Grand Cherokee, partially offset by reduced sales in the small pickup segment, as a portion of the Dodge Dakota production was relocated among Chrysler's assembly facilities.

                 In addition to these 1992 new product introductions, Chrysler launched the Chrysler New Yorker and Chrysler LHS, which compete in the large car segment, in the first quarter of 1993. During the fourth quarter of 1993, Chrysler introduced its all new full-size Dodge Ram pickup truck. New product introductions which will occur in 1994 include a new subcompact, the Dodge and Plymouth Neon, in January 1994 and an all new compact car platform in the third quarter of 1994, which will be marketed as the Chrysler Cirrus and Dodge Stratus.
                                      21

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Part II - Continued CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL REVIEW - Continued

                 The earnings of CFC before income taxes and the cumulative effect of changes in accounting principles were $267 million in 1993, compared to $295 million in 1992. The decline in 1993 was primarily due to increased borrowing costs incurred under CFC's revolving credit agreements. CFC reported net earnings of $129 million and $231 million for 1993 and 1992, respectively. CFC's net earnings for 1993 included charges totaling $30 million for the adoptions of SFAS No. 106 and SFAS No. 112. Net earnings for 1992 included a $51 million favorable adjustment for the adoption of SFAS No. 109.

                 During 1992 and 1993, Chrysler took various actions to strengthen its financial condition, improve liquidity and add to its equity base in order to ensure its ability to carry out its new product development and facility modernization programs without significant interruption. In the second and third quarters of 1993, Chrysler sold its remaining 50.3 million shares of MMC stock for net proceeds of $329 million and sold the plastics operations of its Acustar division for net proceeds of $132 million. In February 1993, Chrysler issued 52 million shares of common stock for net proceeds of $1.95 billion. In 1992, Chrysler sold 43.6 million shares of MMC stock for net proceeds of $215 million and issued 1.7 million shares of convertible preferred stock for net proceeds of $836 million.

                 Both Chrysler and CFC regained investment grade credit ratings in 1993. The improved credit ratings reflect Chrysler's improved operating results, the significant improvements in Chrysler's balance sheet (including reductions in its outstanding debt and unfunded pension obligation), and CFC's improved liquidity.

                 Chrysler's operating results have improved during 1992 and 1993, despite the slower than normal economic and automobile industry recoveries in the U.S. and declining automobile industry sales in Canada, Mexico and most European countries. The consensus of major economic forecasters suggests that automobile industry sales will continue to increase in the U.S. in 1994, and will begin to recover in Canada, Mexico and Europe. Chrysler's new products may enable it to benefit from these market improvements. However, due to Chrysler's dependence on the North American market, a deterioration in North American economic conditions would adversely affect Chrysler's operating results.


             COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS

Chrysler's total sales and revenues were as follows:

                                                                                    1993 vs. 1992                     1992 vs. 1991
                                                                                      Increase/                         Increase/
                                                        1993           1992          (Decrease)          1991          (Decrease)
                                                     ----------     ----------     --------------     ----------     ---------------
                                                      (in millions of dollars)                 (in millions of dollars)

Sales of manufactured products                       $   40,831     $   33,548             22 %       $   25,575             31 %
Finance and insurance income                              1,429          1,953            (27)%            2,587            (25)%
Other income                                              1,340          1,396             (4)%            1,208             16 %
                                                     -----------    -----------                       -----------
                 Total sales and revenues            $   43,600     $   36,897             18 %       $   29,370             26 %
                                                     ==========     ==========                        ==========

                 The increase in sales of manufactured products in 1993 primarily reflects the 14 percent increase in factory unit sales to 2,475,738 units in 1993. The 1992 increase is largely due to a 17 percent increase in factory unit sales from the 1,866,101 units in 1991. Average revenue per unit, net of sales incentives, was $16,461, $15,086 and $14,109 in 1993, 1992 and
1991, respectively. The increases in average revenue per unit in 1993 and 1992 were principally due to an improved mix of higher-priced products (primarily small sport-utility vehicles and upper-middle segment cars in 1993 and small sport-utility vehicles and minivans in 1992), lower per unit sales incentives and pricing actions.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Part II - Continued CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS - Continued

                 The decreases in finance and insurance income in 1993 and 1992 were primarily attributable to lower levels of earning assets and declining interest rates. Total automotive financing volume in 1993, 1992 and 1991 was $59.8 billion, $46.6 billion and $41.5 billion, respectively. The increase in automotive financing volume over the last two years was largely due to higher amounts of wholesale financing provided to automotive dealers. Financing support provided in the United States by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the last three years were as follows:

                                                                                         1993             1992             1991
                                                                                     -------------    -------------    -------------
United States Penetration:
                 Retail                                                                     25 %             24 %             31 %
                 Wholesale                                                                  75 %             69 %             68 %
Number of New Chrysler Vehicles Financed in
  the United States (in thousands):
                 Retail                                                                     516              413              470
                 Wholesale                                                                1,510            1,199              982


                 Other income, which was relatively consistent between 1993 and 1992, primarily represents revenues generated by the Car Rental Operations.
The increase in 1992 over 1991 was due to the acquisition of General Rent-A-Car in March 1991.

                 Total costs and expenses were as follows:

                                                                                    1993 vs. 1992                     1992 vs. 1991
                                                                                      Increase/                         Increase/
                                                        1993           1992          (Decrease)          1991          (Decrease)
                                                     ----------     ----------     ---------------    ----------     ---------------
                                                      (in millions of dollars)           (in millions of dollars)

Costs, other than items below                        $   32,382     $   28,396             14 %       $   22,922             24 %
Depreciation of property and equipment                      969            969             -- %              821             18 %
Amortization of special tools                               671            641              5 %              644             -- %
Selling and administrative expenses                       3,377          3,387             -- %            2,974             14 %
Pension expense                                             756            837            (10)%              804              4 %
Nonpension postretirement benefit
                 expense                                    768            369            108 %              351              5 %
Interest expense                                          1,104          1,405            (21)%            1,869            (25)%
Restructuring charge                                         --            101             --                 --             --
Gain on sales of automotive assets
                 and investments                           (265)          (142)            87 %             (205)           (31)%
                                                     -----------    -----------                       -----------
                 Total costs and expenses            $   39,762     $   35,963             11 %       $   30,180             19 %
                                                     ===========    ===========                       ===========


                 Costs, other than items below increased in 1993 primarily due to the 14 percent increase in factory unit sales volume and an increased proportion of sales of higher-priced products, primarily small sport-utility vehicles and upper-middle segment sedans. The increase in costs, other than items below in 1992 compared to 1991 was due to the 17 percent increase in factory unit sales volume and new-product-related pre-production and launch costs in 1992. Included in costs, other than items below in 1992 is a $110 million investment loss for reducing investments of Chrysler Canada and certain of its employee benefit plans in a real estate concern to their estimated net realizable value. Included in costs, other than items below in 1991 was a $391 million credit provision which resulted from a reduction in planned capacity adjustments related to facilities acquired in connection with Chrysler's acquisition of AMC in 1987. Excluding the 1992 investment loss and the 1991 plant capacity credit provision, costs, other than items below as a percent of net sales of manufactured products were 79 percent, 84 percent, and 91 percent in 1993, 1992 and 1991, respectively. These improvements were primarily due to increased capacity utilization and an increased mix of higher-margin products.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Part II - Continued CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS - Continued

                 Depreciation of property and equipment for 1993 remained consistent with 1992, as increases resulting from Chrysler's capital spending program were offset by reductions at CFC resulting from the sales and downsizing of its nonautomotive financing operations. The increase in depreciation of property and equipment in 1992 compared to 1991 was principally the result of Chrysler's capital spending program, coupled with higher obsolescence costs at renovated facilities. Amortization of special tooling has remained relatively constant over the three years, as tooling amortization associated with new vehicles has approximated prior year write-offs of tooling related to discontinued models.

                 Selling and administrative expenses in 1993 remained consistent with 1992, as increased employee costs were offset by reduced costs at CFC due to the downsizing of its nonautomotive financing operations. The increase in selling and administrative expenses in 1992 over 1991 was primarily due to increased employee costs and increased advertising expenses related to Chrysler's new products.

                 Pension expense decreased in 1993 as compared to 1992 due to improved funding of the plans. Nonpension postretirement benefit expense increased significantly in 1993 due to the adoption of SFAS No. 106, which requires that the costs of health and life insurance benefits for retirees be accrued as expense in the period in which employees provide services.

                 The decline in interest expense over the three years was primarily due to CFC's lower average borrowings. The reduced average borrowings in 1993 as compared to 1992 resulted from CFC's sales and downsizing of its nonautomotive financing operations, the proceeds from which were used to reduce outstanding indebtedness. The reduction in average borrowings in 1992 from 1991 was principally due to CFC's increased reliance on receivable sales as a funding source. CFC's average effective cost of borrowings was 8.6 percent,
7.8 percent and 8.7 percent in 1993, 1992 and 1991, respectively. Despite improved credit ratings and lower market interest rates, CFC's average effective cost of borrowings increased in 1993, primarily as a result of the amortization of up-front fees and costs associated with CFC's U.S. and Canadian revolving credit agreements commencing in August 1992 and January 1993, respectively. The decrease in the 1992 average effective cost of borrowings from 1991 was the result of lower market interest rates.

                 The results of operations for 1992 included a restructuring charge of $101 million relating to the realignment of the Car Rental Operations under Pentastar Transportation Group and the consolidation and phase-out of certain of these operations. This restructuring charge included the write-down of goodwill, lease termination costs, losses associated with the disposal of tangible assets, and other related charges.

                 Operating results for 1993, 1992 and 1991 included gains on sales of automotive assets and investments of $265 million, $142 million and $205 million, respectively. The 1993 gain was comprised of the $205 million pre-tax gain on the sales of an aggregate of 50.3 million shares of MMC stock and a $60 million pre-tax gain on the sale of the plastics operations of Chrysler's Acustar division. The 1992 gain represented the pre-tax gain on the sale of 43.6 million shares of MMC stock. The 1991 gain resulted from Chrysler's sale of its 50 percent equity interest in Diamond-Star to MMC, its partner in the joint venture.

                 Chrysler's effective tax rate was 37.1 percent in 1993, compared with 45.9 percent in 1992 and 33.5 percent in 1991. The decrease in the effective tax rate in 1993 was largely due to the favorable adjustment of Chrysler's deferred tax assets and liabilities to the new 35 percent U.S. income tax rate, partially offset by the increase in the 1993 income tax provision to reflect this one percent increase in the U.S. income tax rate. Nondeductible expenses, primarily goodwill amortization were higher in 1992 as compared to 1993 and 1991.


                        LIQUIDITY AND CAPITAL RESOURCES

                 Chrysler's combined cash, cash equivalents and marketable securities totaled $5.1 billion at December 31, 1993 (including $613 million held by CFC), an increase of $1.4 billion from December 31, 1992. The increase in 1993 was the result of cash generated by operating activities, the issuance of 52 million shares of new common stock and the sale of assets and investments, partially offset by debt repayments, pension contributions and capital expenditures. During 1992, Chrysler increased its consolidated cash, cash equivalents and marketable securities by $614 million, as cash generated by operating activities, the issuance of 1.7 million shares of convertible preferred stock and the sale of automotive assets exceeded capital expenditures and debt repayments. Chrysler believes that cash from operations and its cash position will provide sufficient liquidity to meet its funding requirements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Part II - Continued CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

                 Both Chrysler and CFC regained investment grade credit ratings in 1993. The improved credit ratings reflect Chrysler's improved operating results, the significant improvements in Chrysler's balance sheet (including reductions in its outstanding debt and unfunded pension obligation), and CFC's improved liquidity.

                 Chrysler's long-term profitability will depend on its ability to introduce and market its products successfully. Chrysler expects to spend approximately $20 billion over the next five years for new product development and the acquisition of productive assets. At December 31, 1993, Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, totaling $1.1 billion.

                 Chrysler's projected pension benefit obligation in excess of pension plan assets was $2.2 billion at December 31, 1993, as compared to $3.9 billion at December 31, 1992. This reduction in the unfunded pension obligation during 1993 resulted from Chrysler's contributions of $3.5 billion to the pension fund, which exceeded the significant increases in the projected pension benefit obligation caused by a reduction in the discount rate used to measure such obligations and pension benefit increases which were included in Chrysler's new national labor agreements with its principal collective bargaining units. Chrysler's objective is to fully fund its remaining unfunded pension obligation by the end of 1995.

                 At December 31, 1993, Chrysler (excluding CFC) had debt maturities of $500 million in 1994, $412 million in 1995 and $42 million in 1996. Chrysler (excluding CFC) redeemed early $769 million of its outstanding debt during the fourth quarter of 1993.

                 On June 30, 1993, Chrysler entered into an agreement with its bank lenders which extended the maturity of its $1.5 billion bank facility to June 30, 1996. At Chrysler's option, up to 50 percent of the total commitment under the amended agreement may be used by CFC. The agreement enables the banks to obtain a security interest, to be shared equally and ratably with holders of other senior indebtedness and guarantees of Chrysler, in Chrysler's principal domestic plants and related machinery, equipment and tooling, Chrysler's equity interest in CFC and certain other assets under certain circumstances, including when borrowings under the agreement exceed $500 million, and if Chrysler's senior debt does not have investment grade credit ratings. Under the agreement, Chrysler is subject to, and has complied with, financial covenants relating to minimum net worth and the ratio of liabilities and guarantees to net worth. None of the commitment was drawn upon during 1993.

                 Chrysler's ability to market its products successfully depends significantly on the availability of inventory financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet customers, both of which CFC provides. CFC's liquidity improved during 1993 following the sales and downsizing of its nonautomotive financing operations and the achievement of investment grade credit ratings. CFC's improved access to the credit markets enabled it to issue $2.3 billion of term debt and increase the level of its short-term notes (primarily commercial paper) outstanding to $2.8 billion.

                 Receivable sales continued to be a significant source of funding, as CFC realized $7.8 billion of net proceeds from the sale of automotive retail receivables during 1993, as compared to $5.8 billion of net proceeds from the sale of automotive and nonautomotive retail receivables during 1992. In addition, CFC's revolving wholesale receivable sale arrangements provided funding which aggregated $4.6 billion and $4.3 billion at December 31, 1993 and 1992, respectively.

                 During 1993, $2.4 billion in aggregate cash proceeds were received from the sale of substantially all of the net assets of the consumer and inventory financing businesses of Chrysler First and the sale of certain assets of Chrysler Capital. Proceeds from these sales were used to reduce outstanding indebtedness.

                 At December 31, 1993, CFC had U.S. and Canadian credit facilities aggregating $5.2 billion, consisting of contractually committed U.S. credit lines of $4.7 billion expiring in August 1995 and $489 million of Canadian credit lines expiring in December 1995. CFC also has receivable sale agreements totaling $2.9 billion, consisting of a $2.5 billion U.S. automotive receivable sale agreement (which will be reduced to $1.25 billion in September
1994) which expires in September 1996, and a $414 million Canadian receivable sale agreement which expires in December 1995. At December 31, 1993, none of CFC's U.S. and Canadian credit facilities or receivable sale agreements were utilized.

                 At December 31, 1993, CFC had debt maturities of $4.1 billion in 1994 (including $2.8 billion of short-term notes), $626 million in 1995, and $1.0 billion in 1996. CFC believes that cash provided by operations, receivable sales, issuance of term debt, and issuance of commercial paper backed by unused revolving credit facilities will provide sufficient liquidity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL Part II - Continued CONDITION AND RESULTS OF OPERATIONS - Continued


                            NEW ACCOUNTING STANDARDS

                 In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. This new accounting standard requires creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. Chrysler has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. Chrysler plans to adopt this standard on or before January 1, 1995, as required.

                 In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This accounting standard specifies the accounting and reporting requirements for changes in the fair values of investments in certain debt and equity securities. Based upon its initial assessment, Chrysler believes that the implementation of this new accounting standard will not have a material impact on its consolidated operating results and financial position. Chrysler plans to adopt this standard effective January 1, 1994, as required.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA


               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                            (in millions of dollars)

                                                                             Year Ended December 31
                                                                   -------------------------------------------
                                                                      1993             1992            1991
                                                                   ----------       ----------      ----------
Sales of manufactured products                                     $   40,831       $   33,548      $   25,575
Finance and insurance income                                            1,429            1,953           2,587
Other income                                                            1,340            1,396           1,208
                                                                   ----------       ----------      ----------
                                    TOTAL SALES AND REVENUES           43,600           36,897          29,370
                                                                   ----------       ----------      ----------

Costs, other than items below (Notes 2 and 15)                         32,382           28,396          22,922
Depreciation of property and equipment                                    969              969             821
Amortization of special tools                                             671              641             644
Selling and administrative expenses                                     3,377            3,387           2,974
Pension expense (Note 11)                                                 756              837             804
Nonpension postretirement benefit expense (Note 12)                       768              369             351
Interest expense                                                        1,104            1,405           1,869
Gain on sales of automotive assets and investments (Note 13)             (265)            (142)           (205)
Restructuring charge (Note 14)                                             --              101              --
                                                                   ----------       ----------      ----------
                                    TOTAL COSTS AND EXPENSES           39,762           35,963          30,180
                                                                   ----------       ----------      ----------

          EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
                  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES            3,838              934            (810)
Provision (credit) for income taxes (Note 7)                            1,423              429            (272)
                                                                   ----------       ----------      ----------
                    EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
                         OF CHANGES IN ACCOUNTING PRINCIPLES            2,415              505            (538)
Cumulative effect of changes in accounting
    principles (Notes 1, 7 and 12)                                     (4,966)             218            (257)
                                                                   ----------       ----------      ----------
                                         NET EARNINGS (LOSS)       $   (2,551)      $      723      $     (795)
Preferred stock dividends (Note 10)                                        80               69              --
                                                                   ----------       ----------      ----------
                         NET EARNINGS (LOSS) ON COMMON STOCK       $   (2,631)      $      654      $     (795)
                                                                   ==========       ==========      ==========

                                                                          (in dollars or millions of shares)
Primary earnings (loss) per common share (Note 10):
    Earnings (loss) before cumulative effect of changes in
         accounting principles                                     $     6.77       $     1.47      $    (2.22)
    Cumulative effect of changes in accounting principles              (14.39)            0.74           (1.06)
                                                                   ----------       ----------      ----------
    Net earnings (loss) per common share                           $    (7.62)      $     2.21      $    (3.28)
                                                                   ==========       ==========      ==========

    Average common and dilutive equivalent shares outstanding           345.1            295.9           242.6

Fully diluted earnings per common share (Note 10):
    Earnings before cumulative effect of changes in
         accounting principles                                     $       --       $     1.49      $       --
    Cumulative effect of changes in accounting principles                  --             0.64              --
                                                                   ----------       ----------      ----------
    Net earnings per common share                                  $       --       $     2.13      $       --
                                                                   ==========       ==========      ==========

    Average common and dilutive equivalent shares outstanding              --            339.2              --

    Common stock dividends declared                                $     0.65       $     0.60      $     0.60


____________________
Amounts for the prior periods have been reclassified to conform with current period classifications. See notes to consolidated financial statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)

                                                                                         December 31
                                                                         ----------------------------------------
                                                                               1993                      1992
                                                                         --------------             -------------
ASSETS:
    Cash and cash equivalents                                             $      4,040               $    2,357
    Marketable securities                                                        1,055                    1,292
    Accounts receivable - trade and other (less allowance for doubtful
         accounts:  1993 - $52 million; 1992 - $63 million)                      1,799                    1,848
    Inventories (Note 2)                                                         3,629                    3,090
    Prepaid taxes, pension and other expenses                                      833                      747
    Nonautomotive assets held for sale                                              --                    2,393
    Finance receivables and retained interests in sold receivables
         and other related amounts - net (Note 3)                               10,208                   11,134
    Property and equipment (Note 4)                                              9,319                    8,635
    Special tools                                                                3,455                    2,896
    Intangible assets (Note 1)                                                   4,328                    4,619
    Deferred tax assets (Note 7)                                                 2,210                       27
    Other assets                                                                 2,954                    1,615
                                                                          -------------              -----------
                                                        TOTAL ASSETS      $     43,830               $   40,653
                                                                          =============              ===========

LIABILITIES:
    Accounts payable                                                      $      6,863               $    5,798
    Short-term debt                                                              3,297                      779
    Payments due within one year on long-term debt (Note 6)                      1,283                    1,338
    Accrued liabilities and expenses (Note 5)                                    4,650                    4,090
    Long-term debt (Note 6)                                                      6,871                   13,434
    Accrued noncurrent employee benefits (Notes 1, 11 and 12)                   10,613                    4,187
    Other noncurrent liabilities                                                 3,417                    3,489
                                                                          -------------              -----------
                                                   TOTAL LIABILITIES            36,994                   33,115
                                                                          -------------              -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

SHAREHOLDERS' EQUITY (Note 10): (shares in millions)
    Preferred stock - $1 per share par value; authorized 20.0 shares;
         Series A Convertible Preferred Stock; issued: 1993 and 1992 -
         1.7 shares; aggregate liquidation preference $863 million                   2                        2
    Common stock - $1 per share par value; authorized 500.0 shares;
         issued:  1993 - 364.1 shares; 1992 - 312.1 shares                         364                      312
    Additional paid-in capital                                                   5,533                    3,657
    Retained earnings                                                            1,170                    3,924
    Treasury stock - at cost: 1993 - 10.4 shares; 1992 - 16.2 shares              (233)                    (357)
                                                                          -------------              -----------
                                          TOTAL SHAREHOLDERS' EQUITY             6,836                    7,538
                                                                          -------------              -----------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     43,830               $   40,653
                                                                          =============              ===========


_______________________
Amounts for the prior period have been reclassified to conform with current period classifications. See notes to consolidated financial statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued


               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions of dollars)


                                                                                             Year Ended December 31
                                                                                  -------------------------------------------
                                                                                     1993             1992               1991
                                                                                  -----------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                               $  (2,551)       $      723        $    (795)
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                     1,640             1,610            1,465
    Provision for restructuring charge                                                   --               101               --
    Plant capacity adjustment                                                            --                --             (391)
    Provision for credit losses                                                         209               345              579
    Deferred income taxes                                                               803               229             (288)
    Gain on sales of automotive assets and investments                                 (265)             (142)            (205)
    Cumulative effect of changes in accounting principles                             4,966              (218)             257
    Change in accounts receivable                                                        49               100            1,801
    Change in inventories                                                              (557)              535             (167)
    Change in prepaid expenses and other assets                                      (1,472)              (51)            (492)
    Change in accounts payable and accrued and other liabilities                        183               525            1,152
    Other                                                                                47                (8)             (22)
                                                                                  -----------      ------------      -----------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,052             3,749            2,894
                                                                                  -----------      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                               (4,700)          (18,084)          (8,001)
    Sales and maturities of marketable securities                                     4,937            17,786            8,788
    Proceeds from sales of automotive assets and investments                            461               215              100
    Finance receivables acquired                                                    (16,809)          (17,290)         (17,476)
    Finance receivables collected                                                     8,893            10,605           13,652
    Proceeds from sales of finance receivables                                        8,630             8,034            6,465
    Proceeds from sales of nonautomotive assets                                       2,375               903               --
    Expenditures for property and equipment                                          (1,761)           (1,417)          (1,553)
    Expenditures for special tools                                                   (1,234)             (872)            (708)
    Other                                                                               146               (51)            (241)
                                                                                  -----------      ------------      -----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            938              (171)           1,026
                                                                                  -----------      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in short-term debt (less than 90-day maturities)                           2,518              (110)            (635)
    Proceeds under revolving lines of credit and long-term borrowings                 6,995            44,597           68,231
    Payments on revolving lines of credit and long-term borrowings                  (13,592)          (48,334)         (71,058)
    Proceeds from issuance of common stock, net of expenses                           1,952                --              385
    Proceeds from issuance of preferred stock, net of expenses                           --               836               --
    Redemption of subsidiary preferred stock                                             --               (75)            (210)
    Dividends paid                                                                     (281)             (225)            (169)
    Other                                                                               101                49                5
                                                                                  -----------      ------------      -----------
                       NET CASH USED IN FINANCING ACTIVITIES                         (2,307)           (3,262)          (3,451)
                                                                                  -----------      ------------      -----------

Change in cash and cash equivalents                                                   1,683               316              469
Cash and cash equivalents at beginning of year                                        2,357             2,041            1,572
                                                                                  -----------      ------------      -----------

Cash and cash equivalents at end of year                                          $   4,040        $    2,357        $   2,041
                                                                                  ===========      ============      ===========


______________________
Amounts for the prior periods have been reclassified to conform with current period classifications. See notes to consolidated financial statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Consolidation and Financial Statement Presentation

    The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

    Vehicle and parts sales are generally recorded when such products are shipped to dealers. Provisions for normal dealer sales allowances are made at the time of sale and treated as sales reductions. Prior to 1991, the cost of special sales incentive programs was recognized when a retail sale was made. Due to the increased frequency and significance of special sales incentive programs, Chrysler changed its method of accounting, effective January 1, 1991, to recognize the cost of such programs as sales reductions at the time a vehicle is sold to a dealer. The cumulative effect of this change in accounting principle resulted in an after-tax charge of $257 million, or $1.06 per common share.

    Interest income from owned finance receivables is recognized using the interest method. Lending fees and certain direct loan origination costs are deferred and amortized to interest income using the interest method over the contractual terms of the finance receivables. Recognition of interest income is generally suspended when a loan becomes contractually delinquent for periods ranging from 60 to 90 days. Income recognition is resumed when the loan becomes contractually current, at which time all past due interest income is recognized.

    Chrysler Financial Corporation ("CFC"), a wholly-owned subsidiary of Chrysler, sells significant amounts of automotive receivables subject to limited recourse provisions. CFC generally sells its receivables to a trust, and remains as servicer, for which it is paid a servicing fee. In a subordinated capacity, CFC retains excess servicing cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors.

    Gains or losses from the sale of retail receivables are recognized in the period that such sale occurs. In determining the gain or loss for each qualifying sale, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. Gains on sales of wholesale receivables are not material. The portion of the receivables sold is removed from the balance sheet.

Depreciation and Tool Amortization

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis. At December 31, 1993, the weighted-average service lives of assets were 32 years for buildings (including improvements and building equipment), 11 years for machinery and equipment and 12 years for furniture and fixtures. Special tooling costs are amortized over the years that a model using that tooling is expected to be produced, and within each year based on the units produced. Amortization is deducted directly from the asset account. During any given model year, special tools will contain tooling with varying useful lives.

Product-Related Costs

    Expenditures for advertising, sales promotion and other product-related costs are expensed as incurred. Estimated costs of product warranty are accrued at the time of sale. Research and development costs are expensed as incurred and were $1.2 billion, $1.1 billion, and $955 million in 1993, 1992, and 1991, respectively.

Cash and Cash Equivalents

    Highly liquid investments with an original maturity of three months or less from the date of purchase are classified as cash equivalents.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 1.  Summary of Significant Accounting Policies - Continued

Marketable Securities

    Marketable equity securities are carried at cost, which approximates market. Debt securities are carried at cost adjusted for amortized premium or discount and accrued interest.

Allowance for Credit Losses

    An allowance for credit losses is generally established during the period in which finance receivables are acquired. The allowance for credit losses is maintained at a level deemed appropriate based on loss experience and other factors. Retail automotive receivables not supported by a dealer guaranty are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of the collateral when determined to be uncollectible.

Inventories

    Inventories are valued at the lower of cost or market. The cost of approximately 42 percent and 44 percent of inventories at December 31, 1993 and 1992, respectively, was determined on a Last-In, First-Out ("LIFO") basis. The balance of inventory cost was determined on a First-In, First-Out ("FIFO") basis.

Intangible Assets

    The purchase price of companies in excess of the value of net tangible assets acquired is amortized on a straight-line basis over periods of up to 40 years. The amount is reported net of accumulated amortization of $643 million and $558 million at December 31, 1993 and 1992, respectively. As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," previously unrecognized net operating loss ("NOL") and tax credit carryforwards totaling $188 million, which were purchased as part of acquisitions, have been recorded as a reduction to goodwill. As part of Chrysler's purchase in 1987 of the interest of Regie Nationale des Usines Renault ("Renault") in American Motors Corporation ("AMC"), Chrysler made a $211 million payment in 1992 to Renault, which was recorded as an adjustment to intangible assets, based on the volume of sales of certain Jeep vehicles manufactured from 1987 through 1991. Intangible assets also included an intangible pension asset of $2.1 billion and $2.3 billion at December 31, 1993 and 1992, respectively.

Postemployment Benefits

    Effective January 1, 1993, Chrysler adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This new accounting standard requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. Prior to 1993, Chrysler accrued for certain of these benefits at the time an employee's active service ended and expensed certain other benefits on the basis of cash expenditures. Adoption of this accounting standard resulted in the recognition of an after-tax charge of $283 million, or $0.82 per common share, for the cumulative effect of this change in accounting principle. Adoption of SFAS No. 112 resulted in a nominal increase in the annual expense recognized for these benefits and no cash impact.

Off-Balance-Sheet Financial Instruments

    Chrysler enters into various interest rate and foreign currency exchange agreements to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. Net interest differentials to be paid or received relating to interest rate exchange agreements are accrued and included as interest expense. Debt obligations denominated in foreign currencies and subject to foreign currency swap agreements are included in the consolidated balance sheet at the contractual rate of exchange in the respective foreign currency swap agreement. Gains and losses on forward contracts and purchased options, designated as hedges of known or anticipated contractual obligations and export sales revenues, are deferred and included in the settlement of the related transaction.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 2.  Inventories and Cost of Sales

     Inventories, summarized by major classification, were as follows:

                                                                                      December 31
                                                                         ----------------------------------
                                                                              1993                  1992
                                                                         -------------          -----------
                                                                                  (in millions of dollars)
Finished products, including service parts                                $     1,016           $    1,039
Raw materials, finished production parts and supplies                           1,177                1,001
Vehicles held for short-term lease                                              1,436                1,050
                                                                          ------------          -----------
                                                               Total      $     3,629           $    3,090
                                                                          ============          ===========

    Inventories valued on the LIFO basis would have been $259 million and $238 million higher than reported had they been valued on the FIFO basis at December 31, 1993 and 1992, respectively.

    Total manufacturing cost of sales aggregated $33.5 billion, $28.6 billion and $24.9 billion for 1993, 1992, and 1991, respectively.


Note 3. Finance Receivables, Retained Interests in Sold Receivables and Other Related Amounts and Allowance for Credit Losses

    Finance receivables outstanding were as follows:

                                                                                       December 31
                                                                          -----------------------------------
                                                                               1993                  1992
                                                                          -----------              -----------
                                                                                  (in millions of dollars)
Automotive financing                                                      $    3,880               $    4,754
Nonautomotive financing                                                        2,803                    3,328
                                                                          -----------              -----------
                                          Total finance receivables            6,683                    8,082
Allowance for credit losses                                                     (213)                    (269)
                                                                          -----------              -----------
                                            Net finance receivables       $    6,470               $    7,813
                                                                          ===========              ===========

    Contractual maturities of total finance receivables outstanding as of December 31, 1993, were (in millions of dollars): 1994 - $1,863; 1995 - $1,421; 1996 - $743; 1997 - $513; 1998 - $376; thereafter - $1,767. Actual cash flow experience will vary from contractual cash flow due to future sales of finance receivables and prepayments.

    CFC's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. Retained interests in sold receivables and other related amounts were comprised as follows:


                                                                                       December 31
                                                                        -------------------------------------
                                                                            1993                      1992
                                                                        ------------              -----------
                                                                                  (in millions of dollars)
Cash and investments                                                    $       586               $      526
Senior interests in wholesale receivables                                       967                      562
Subordinated interests in receivables                                         1,783                    1,751
Excess servicing                                                                200                      231
Other restricted and securitized assets                                         496                      484
Allowance for credit losses                                                    (294)                    (233)
                                                                        ------------              -----------
                                                               Total    $     3,738               $    3,321
                                                                        ============              ===========

item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY          Part II - Continued
           DATA - Continued

Note 3. Finance Receivables, Retained Interests in Sold Receivables and Other Related Amounts and Allowance for Credit Losses - Continued

    Changes in the allowance for credit losses including receivables sold subject to limited recourse and amounts included as assets held for sale were as follows:

                                                                                             Year Ended December 31
                                                                                  -------------------------------------------
                                                                                     1993             1992            1991
                                                                                  ----------       ----------      ----------
                                                                                            (in millions of dollars)
Balance at beginning of year                                                      $     603        $      630      $     477
Provision for credit losses                                                             209               345            579
Net credit losses                                                                      (207)             (389)          (444)
Adjustments related to nonautomotive asset sales                                        (79)               --             --
Other adjustments                                                                       (19)               17             18
                                                                                  ---------        ----------      ---------
Balance at end of year                                                            $     507        $      603      $     630
                                                                                  =========        ==========      =========

    Nonearning finance receivables, including receivables sold subject to limited recourse, totaled $333 million and $735 million at December 31, 1993 and 1992, respectively, which represented 1.21 percent and 2.49 percent of such receivables outstanding, respectively.

    In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. This new accounting standard requires creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. Chrysler has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. Chrysler plans to adopt this standard on or before January 1, 1995, as required.

Note 4.  Property and Equipment

Property and equipment, summarized by major classification, were as follows:

                                                                                      December 31
                                                                          -----------------------------------
                                                                               1993                    1992
                                                                          --------------          -------------
                                                                                (in millions of dollars)
Land                                                                    $       427               $      407
Buildings                                                                     4,501                    4,202
Machinery and equipment                                                       9,130                    8,275
Furniture and fixtures                                                          462                      447
Construction in progress                                                      1,379                    1,483
                                                                        -----------               ----------
                                                                             15,899                   14,814
Less accumulated depreciation                                                 6,580                    6,179
                                                                        -----------               ----------
                                                              Total     $     9,319               $    8,635
                                                                        ===========               ==========

Note 5.  Accrued Liabilities and Expenses

    Accrued liabilities and expenses consisted of the following:

                                                                                       December 31
                                                                       --------------------------------------
                                                                            1993                    1992
                                                                       --------------           -------------
                                                                                (in millions of dollars)
Dealer and customer claims and discounts                                $     1,609               $    1,682
Employee compensation and benefits                                            1,653                      907
Accrued payroll and other taxes                                                 393                      302
Accrued interest                                                                197                      260
Other                                                                           798                      939
                                                                        -----------               ----------
                                                              Total     $     4,650               $    4,090
                                                                        ===========               ==========

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 6.  Long-term Debt

    Long-term debt consisted of the following:

                                                               December 31, 1993
                                                       ----------------------------------                December 31
                                                         Weighted Average                       ------------------------------
                                                           Interest Rate        Maturity           1993                1992
                                                       --------------------    ----------       ----------          ----------
                                                                                                     (in millions of dollars)
Chrysler, excluding CFC:
    Debentures                                                  12.0%           1997-2017      $    564           $   1,328
    Notes and other debt                                        10.7%           1994-2020         2,352               2,437
                                                                                              ---------           ---------
                                                                                                  2,916               3,765
    Less payments due within one year                                                               400                  58
                                                                                              ---------           ---------
                                         Total                                                    2,516               3,707
                                                                                              ---------           ---------
CFC:
    Bank borrowings                                                                                  --               5,924
    Senior notes and debentures                                  7.3%           1994-2018         5,139               4,436
    Senior subordinated notes and debentures                     5.5%           1994-1995            77                 420
    Junior subordinated notes                                                                        --                 165
    Mortgage notes, capital leases and other                                                         22                  62
                                                                                              ---------           ---------
                                                                                                  5,238              11,007
    Less payments due within one year                                                               883               1,280
                                                                                              ---------           ---------
                                         Total                                                    4,355               9,727
                                                                                              ---------           ---------
                          Total long-term debt                                                 $  6,871           $  13,434
                                                                                              =========           =========

    The weighted average interest rates include the effects of interest rate exchange agreements and have been calculated on the basis of rates in effect at December 31, 1993.

    Interest rate exchange agreements have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements. These agreements are generally used as hedges and are matched with specific financial instruments. At December 31, 1993, the notional amount of Chrysler's portfolio of interest rate exchange agreements totaled $1.8 billion. While the notional amount is used to measure the volume of these agreements, it does not represent exposure to credit loss.

    CFC has entered into foreign currency swap arrangements which provide for payment of foreign currency principal and interest obligations in U.S. or Canadian dollars based on the contractual exchange rate in the respective agreement. As a result, the underlying debt obligations are recorded at the contractual rate totaling $535 million at December 31, 1993. If the debt obligations had been translated at the various exchange rates in effect at December 31, 1993, the recorded amount would have been $121 million higher.

    On June 30, 1993, Chrysler entered into an agreement with its bank lenders which extended the maturity of its $1.5 billion bank facility to June 30, 1996. At Chrysler's option, up to 50 percent of the total commitment under the amended agreement may be used by CFC. The agreement enables the banks to obtain a security interest, to be shared equally and ratably with holders of other senior indebtedness and guarantees of Chrysler, in Chrysler's principal domestic plants and related machinery, equipment and tooling, Chrysler's equity interest in CFC and certain other assets under certain circumstances, including when borrowings under the agreement exceed $500 million, and if Chrysler's senior debt does not have investment grade credit ratings. Under the agreement, Chrysler is subject to, and has complied with, financial covenants relating to minimum net worth and the ratio of liabilities and guarantees to net worth. None of the commitment was drawn upon at December 31, 1993.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY           Part II - Continued
           DATA - Continued

Note 6.  Long-term Debt - Continued

    At December 31, 1993, CFC had contractually committed credit lines of $5.2 billion and receivable sale agreements of $2.9 billion. At December 31, 1993, CFC had no borrowings outstanding under any of its credit lines or receivable sale arrangements.

    At December 31, 1993, aggregate annual maturities of consolidated debt, including principal payments on capital leases, were as follows (in millions of dollars): 1994 - $4,580; 1995 - $1,038; 1996 - $1,103; 1997 - $516; 1998 -
$737.


Note 7.  Income Taxes

    Effective January 1, 1992, Chrysler adopted SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for deferred income taxes and the recognition of net deferred tax assets subject to an ongoing assessment of realizability. The principal difference between the liability method and the method previously used is that under the liability method, deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates, as income adjustments, in the period changes are enacted. At January 1, 1992, the adjustment of deferred tax assets and liabilities resulted in a favorable cumulative effect of the change in accounting principle of $218 million, or $0.74 per common share. Also during 1992, adjustments to deferred tax assets and liabilities recognized in retained earnings resulted in an increase of $37 million in shareholders' equity.

    Earnings (loss) before income taxes and cumulative effect of changes in accounting principles was attributable to the following sources:


                                                                                             Year Ended December 31
                                                                                  -------------------------------------------
                                                                                     1993             1992            1991
                                                                                  ----------       ----------      ----------
                                                                                            (in millions of dollars)
United States                                                                     $   3,191        $      618    $    (1,165)
Foreign                                                                                 647               316            355
                                                                                  ---------        ----------    -----------
                                                                      Total       $   3,838        $      934    $      (810)
                                                                                  =========        ==========    ===========

    The provision (credit) for income taxes on earnings (loss) before income taxes and cumulative effect of changes in accounting principles in the consolidated statement of earnings included the following:

                                                                                             Year Ended December 31
                                                                                  -------------------------------------------
                                                                                     1993             1992            1991
                                                                                  ----------       ----------      ----------
                                                                                            (in millions of dollars)
Currently Payable (Refundable):
    United States                                                                 $     523        $       66    $      (89)
    Foreign                                                                              69               123            94
    State and local                                                                      28                11            11
                                                                                  ---------        ----------    ----------
                                                                                        620               200            16
                                                                                  ---------        ----------    ----------
Deferred:
    United States                                                                       528               220          (265)
    Foreign                                                                             131               (27)           36
    State and local                                                                     144                36           (59)
                                                                                  ---------        ----------    ----------
                                                                                        803               229          (288)
                                                                                  ---------        ----------    ----------
                                                                      Total       $   1,423        $      429    $     (272)
                                                                                  =========        ==========    ==========

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 7.  Income Taxes - Continued

    Chrysler does not provide U.S. income tax or foreign withholding taxes on the undistributed earnings of foreign subsidiaries as such earnings of $1.6 billion are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

    A reconciliation of income taxes determined using the statutory U.S. rate (35 percent for 1993; 34 percent for 1992 and 1991) to actual income taxes provided was as follows:

                                                                                             Year Ended December 31
                                                                                  -------------------------------------------
                                                                                     1993             1992            1991
                                                                                  ----------       ----------      ----------
                                                                                            (in millions of dollars)

Tax at U.S. statutory rate                                                        $   1,343        $      318    $      (275)
State and local taxes net of federal tax benefit                                        114                33            (34)
Rate adjustment of U.S. deferred tax assets and liabilities                             (72)               --             --
Foreign tax differential                                                                (13)               14             22
Nondeductible goodwill                                                                   28                60             29
Other                                                                                    23                 4            (14)
                                                                                  ---------        ----------    -----------
Provision (credit) for income taxes                                               $   1,423        $      429    $      (272)
                                                                                  =========        ==========    ===========

Effective tax rate                                                                     37.1%             45.9%          33.5%
                                                                                  =========        ==========    ===========


    The tax-effected temporary differences and carryforwards which comprised deferred tax assets and liabilities were as follows:

                                                                         December 31, 1993                 December 31, 1992
                                                                   -----------------------------     -----------------------------
                                                                    Deferred          Deferred         Deferred         Deferred
                                                                       Tax               Tax              Tax              Tax
                                                                     Assets          Liabilities        Assets         Liabilities
                                                                  ------------      -------------    ------------      -----------
                                                                                         (in millions of dollars)
Accrued expenses                                                  $    2,415         $       --       $    2,090      $       --
Lease transactions                                                        --              1,742               --           1,660
Depreciation                                                              --              1,596               --           1,585
NOL carryforwards                                                        136                 --              891              --
Tax credit carryforwards                                                 342                 --              423              --
Alternative minimum tax credit carryforwards                             825                 --              411              --
Pensions                                                                   3                488               44             159
Postretirement benefits other than pensions                            2,783                 --               70              --
State and local taxes                                                    421                 91               74              82
Other                                                                     75                641               85             423
                                                                  ----------         ----------       ----------      ----------
                                                                       7,000              4,558            4,088           3,909
Valuation allowance                                                     (146)               --             (130)             --
                                                                  ----------         ----------       ----------      ----------
                                                       Total      $    6,854         $    4,558       $    3,958      $    3,909
                                                                  ==========         ==========       ==========      ==========

    The valuation allowance was principally related to net operating loss carryforwards of certain domestic and foreign subsidiaries of $389 million at December 31, 1993, which may be used through the year 2008. At December 31, 1993, Chrysler had tax credit carryforwards of $342 million, which expire at various dates through the year 2008, and alternative minimum tax credit carryforwards of $825 million, which have no expiration date.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY              Part II - Continued
         DATA - Continued

Note 8.  Commitments and Contingent Liabilities

Litigation

    Various claims and legal proceedings have been asserted or instituted against Chrysler, including some purporting to be class actions, and some which demand large monetary damages or other relief which would require significant expenditures. Although the ultimate cost of resolving these matters cannot be precisely determined at December 31, 1993, Chrysler has established reserves which it believes will be sufficient to resolve these matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the ultimate cost of resolving these matters, and such changes could be material to Chrysler's consolidated results of operations for the period in which such developments occur.

Environmental Matters

    The United States Environmental Protection Agency and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. Chrysler is also a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. In virtually all cases, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable. In addition, Chrysler has identified additional active or deactivated facilities at which it may be responsible for closure activities or cleaning up hazardous waste. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing environmental matters, and therefore has established reserves for the estimated costs associated with all of its environmental remediation efforts, including CERCLA and related matters, expected closure activities and voluntary environmental cleanup efforts. Chrysler believes that these reserves will be sufficient to resolve these matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances and existing laws and regulations, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the total costs associated with these matters, and such changes could be material to Chrysler's consolidated results of operations for the period in which such developments occur.

Other Matters

    The majority of Chrysler's lease payments are for operating leases. At December 31, 1993, Chrysler had the following minimum rental commitments under noncancelable operating leases (in millions of dollars):

                 1994                                                         $      268
                 1995                                                                204
                 1996                                                                142
                 1997                                                                 96
                 1998                                                                 48
                 1999 and thereafter                                                 160
                                                                              ----------
                                                                 Total        $      918
                                                                              ==========

    Future minimum lease commitments have not been reduced by minimum sublease rentals of $325 million due in the future under noncancelable subleases.

    Rental expense for operating leases, with original expiration dates beyond one year, was $410 million, $383 million and $343 million in 1993, 1992 and 1991, respectively. Sublease rentals of $61 million, $60 million, and $61 million were received in 1993, 1992, and 1991, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY             Part II - Continued
         DATA - Continued

Note 8.  Commitments and Contingent Liabilities - Continued

Other Matters - Continued

    Chrysler had commitments for capital expenditures, including commitments for facilities currently under construction, totaling $1.1 billion at December 31, 1993.

    At December 31, 1993, Chrysler had guaranteed obligations of others in the amount of $115 million, none of which are secured by collateral.

Note 9.  Stock Options and Performance-Based Compensation

    The Chrysler Corporation 1991 Stock Compensation Plan (the "1991 Plan") provides that Chrysler may grant stock options to officers, key employees and nonemployee directors and also may grant reload stock options (which are options granted when outstanding options are exercised by payment in stock), stock appreciation rights (payable in cash or stock, at the sole discretion of the Stock Option Committee) and limited stock appreciation rights (payable in cash in the event of a change in control). The 1991 Plan also provides for awarding restricted stock units and performance stock units, which reward service for specified periods or attainment of performance objectives. The Chrysler Corporation Stock Option Plan (the "Plan"), initially adopted in 1972 and readopted in 1982, was amended to incorporate certain features of the 1991 Plan.

    Under the Plan and the 1991 Plan, outstanding options, consisting of ten-year nonqualified stock options, have exercise prices of not less than 100 percent of the market value of Chrysler common stock at date of grant. Options generally become exercisable on up to 40 percent of the shares after one year from the date of grant, 70 percent after two years and 100 percent after three years.

    Information with respect to options granted under the Plan and the 1991 Plan was as follows:

                                                                          Shares Under
                                                                            Options               Option Price
                                                                          Outstanding               Per Share
                                                                      -----------------         -----------------
                                                                        (in millions)
Outstanding at January 1, 1991                                                13.1*              $  3.06 -$68.85*
    Granted                                                                    2.8                 11.75 - 14.13
    Exercised:  Options                                                        Nil                  3.06 - 11.25
                SARs                                                           Nil                  3.06 - 12.38
    Terminated                                                                (0.5)
                                                                             -----
Outstanding at December 31, 1991                                              15.4*                 7.51 - 68.85*

    Granted                                                                    3.2                 16.07 - 32.82
    Exercised:  Options                                                       (3.1)                 7.51 - 25.88
                SARs                                                          (0.6)                12.13 - 25.76
    Terminated                                                                (0.1)
                                                                             -----
Outstanding at December 31, 1992                                              14.8*                11.75 - 68.85*

    Granted                                                                    3.0                 36.88 - 56.44
    Exercised:  Options                                                       (6.3)                11.75 - 44.13
                SARs                                                          (0.1)                12.25 - 34.82
    Terminated                                                                (0.2)
                                                                             -----
Outstanding at December 31, 1993                                              11.2*                11.75 - 56.44
                                                                             =====

________________________
*  Includes conversion of AMC options outstanding at date of acquisition.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY              Part II - Continued
         DATA - Continued

Note 9.  Stock Options and Performance-Based Compensation - Continued


    Shares available for granting options at the end of 1993, 1992, and 1991 were 1.5 million, 4.4 million, and 8.1 million, respectively. At December 31, 1993, 5.5 million options with prices ranging from $11.75 to $56.44 were not yet exercisable under the terms of the Plan and the 1991 Plan.

    In addition to the Plan and the 1991 Plan, Chrysler has programs under which additional compensation is paid to hourly and salaried employees based upon various measures of Chrysler's performance. Such performance-based compensation programs include incentive compensation and profit sharing paid to certain hourly and salaried employees.

Note 10.  Shareholders' Equity

    Information with respect to shareholders' equity was as follows (shares in millions):


                                                                                             Year Ended December 31
                                                                                  -------------------------------------------
                                                                                     1993             1992            1991
                                                                                  ----------       ----------      ----------
                                                                                            (in millions of dollars)
Preferred Stock:
    Balance at beginning of year                                                  $       2       $        --      $      --
    Shares issued (1992 - 1.7)                                                           --                 2             --
                                                                                  ---------       -----------      ---------
         Balance at end of year                                                   $       2       $         2      $      --
                                                                                  =========       ===========      =========

Common Stock:
    Balance at beginning of year                                                  $     312       $       312      $     245
    Shares issued (1993 - 52.0; 1991 - 40.2)                                             52                --             40
    Issuance and contribution of shares to pension fund (1991 - 27.2)                    --                --             27
                                                                                  ---------       -----------      ---------
         Balance at end of year                                                   $     364       $       312      $     312
                                                                                  =========       ===========      =========

Additional Paid-in Capital:
    Balance at beginning of year                                                  $   3,657        $    2,905      $   2,291
    Issuance of common stock                                                          1,900                --            345
    Issuance of preferred stock                                                          --               834             --
    Issuance and contribution of common stock to pension fund                            --                --            273
    Shares issued under employee benefit plans                                          (24)              (82)            (4)
                                                                                  ---------        ----------      ---------
         Balance at end of year                                                   $   5,533        $    3,657      $   2,905
                                                                                  =========        ==========      =========

Retained Earnings:
    Balance at beginning of year                                                  $   3,924        $    3,385      $   4,813
    Net earnings (loss)                                                              (2,551)              723           (795)
    Dividends declared                                                                 (308)             (245)          (145)
    Adjustment of minimum pension liability in excess of
         unrecognized prior service cost                                                 64                27           (482)
    Previously unrecognized tax benefit - pension liabilty                               --               182             --
    Adjustment of previously recognized tax benefits                                     --              (145)            --
    Translation and other adjustments                                                    41                (3)            (6)
                                                                                  ---------        ----------      ---------
                                      Balance at end of year                      $   1,170        $    3,924      $   3,385
                                                                                  =========        ==========      =========

Treasury Stock:
    Balance at beginning of year                                                  $    (357)       $     (493)     $    (500)
    Shares issued under employee benefit plans (1993 - 5.8;
         1992 - 3.6; 1991 - 0.1)                                                        124               136              7
                                                                                  ---------        ----------      ---------
         Balance at end of year                                                   $    (233)       $     (357)     $    (493)
                                                                                  =========        ==========      =========

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY              Part II - Continued
         DATA - Continued

Note 10.  Shareholders' Equity - Continued

    The annual dividend on the Series A Convertible Preferred Stock (the "Convertible Preferred Stock") is $46.25 per share. The Convertible Preferred Stock is convertible unless previously redeemed, at a rate (subject to adjustment in certain events) of 27.78 shares of common stock for each share of Convertible Preferred Stock. The Convertible Preferred Stock is not redeemable prior to January 22, 1997. Thereafter, Chrysler may redeem the Convertible Preferred Stock, in whole or in part, at $523.13 per share of Convertible Preferred Stock for the period ending December 31, 1997, and thereafter declining ratably annually to $500.00 per share after December 31, 2001, plus accrued and unpaid dividends.

    In February 1988, the Board of Directors declared and distributed a dividend of one Preferred Share Purchase Right (a "Right") for each then outstanding share of Chrysler's common stock and authorized the distribution of one right with respect to each subsequently issued share of common stock. Each Right, as amended, entitles a shareholder to purchase one one-hundredth of a share of Junior Participating Cumulative Preferred Stock of Chrysler at a price of $120. The Rights are attached to the common stock and are not represented by separate certificates or exercisable until the earliest to occur of (i) 10 days after a person or group of persons acquires or obtains the right to acquire 10 percent or more of Chrysler's outstanding common stock, and (ii) 10 business days after a person or group announces or commences a tender offer that would result, if successful, in the bidder owning 10 percent or more of Chrysler's outstanding common stock. If the acquiring person or group acquires more than 10 percent of the common stock (except pursuant to a tender offer made for all of Chrysler's common stock, and determined by Chrysler's independent directors to be fair and in the best interests of Chrysler and its shareholders) each Right (other than those held by the acquiror) will entitle its holder to buy, for $120, a number of shares of Chrysler's common stock having a market value of $240. Similarly, if after the Rights become exercisable, Chrysler is acquired in a merger or other business combination and is not the surviving corporation, or 50 percent or more of its assets, cash flow or earning power is sold, each Right (other than those held by the surviving or acquiring company) will entitle its holder to purchase, for $120, shares of the surviving or acquiring company having a market value of $240. Chrysler's directors may redeem the Rights at $0.05 per Right, and may amend the Rights or extend the time during which the Rights may be redeemed until 10 business days following the date the Rights first become exercisable. Additionally, at any time after a person acquires 10 percent or more, but less than 50 percent, of Chrysler's common stock, Chrysler's directors may exchange the Rights (other than those held by the acquiror), in whole or in part, at an exchange ratio of one share of common stock per right. The Rights will expire on February 22, 1998.

    Of the 500 million shares of authorized common stock at December 31, 1993,
7.9 million shares were reserved for the Chrysler Salaried Employees' Savings Plan, 11.0 million shares were reserved for the 1991 Plan, 13.2 million shares were reserved for the Plan and 47.9 million shares were reserved for issuance on conversion of the Convertible Preferred Stock.

    CFC did not pay cash dividends to Chrysler in 1993, 1992 or 1991. Under CFC's credit facility, CFC is effectively prohibited from paying cash dividends.

    Earnings (loss) per common share amounts were computed by dividing earnings
(loss) after deduction of preferred stock dividends by the average number of common and dilutive equivalent shares outstanding. Fully diluted per common share amounts assume conversion of the Convertible Preferred Stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalents outstanding. Fully diluted per common share amounts are not applicable for loss periods.


Note 11.  Pension Plans

    Chrysler's pension plans provide noncontributory and contributory benefits. The noncontributory pension plans cover substantially all of the hourly and salaried employees of Chrysler and certain of its consolidated subsidiaries. Benefits are based on a fixed rate for each year of service. Additionally, contributory benefits and supplemental noncontributory benefits are provided to substantially all salaried employees of Chrysler and certain of its consolidated subsidiaries under the Salaried Employees' Retirement Plan. This plan provides contributory benefits based on the employee's cumulative contributions and a supplemental noncontributory benefit based on years of service during which employee contributions were made, and the employee's average salary during the consecutive five years in which salary was highest in the 15 years preceding retirement.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 11.  Pension Plans - Continued

    Annual contributions to the pension trust fund for U.S. plans are in compliance with the Employee Retirement Income Security Act of 1974, as amended. All pension trust fund assets and income accruing thereon are used solely to administer the plans and pay pension benefits. Chrysler made pension fund contributions totaling $3.5 billion in 1993, $816 million in 1992, and $327 million in 1991.

    The components of pension expense were as follows:

                                                                  Year Ended December 31
                                           ------------------------------------------------------------------
                                                   1993                    1992                    1991
                                           -------------------     --------------------    --------------------
                                                          Non-                   Non-                    Non-
                                               U.S.       U.S.       U.S.        U.S.        U.S.        U.S.
                                               Plans     Plans       Plans       Plans      Plans        Plans
                                           --------    --------   --------    ---------   --------    ---------
                                                                         (in millions of dollars)
Service cost - benefits earned
    during the year                        $   218     $    20   $    171   $     18     $    125    $     16
Interest on projected benefit
    obligation ("PBO")                         779          79        742         71          737          65
Return on plan assets:
    Actual return                           (1,283)        (35)      (945)        80         (883)        (70)
    Deferred (loss) gain                       617         (40)       492       (156)         426          (5)
                                           -------     -------   --------   --------     --------    --------
Expected return on plan assets                (666)        (75)      (453)       (76)        (457)        (75)
Net amortization and other                     366          35        344         20          379          14
                                           -------     -------   --------   --------     --------    --------
                                    Total  $   697     $    59   $    804   $     33     $    784    $     20
                                           =======     =======   ========   ========     ========    ========

    Pension expense is determined using assumptions at the beginning of the year. The PBO is determined using the assumptions at the end of the year. Assumptions used to determine pension expense and the PBO were:

                                                                       December 31
                                    -------------------------------------------------------------------------------
                                                  U.S. Plans                                Non-U.S. Plans
                                    -------------------------------------      -------------------------------------
                                     1993       1992       1991      1990       1993      1992       1991       1990
                                    ------     ------    ------     ------     ------    ------     ------     ------
Discount rate                        7.38%      8.38%      8.50%     9.65%      8.25%     9.50%      9.50%      9.50%
Rate of increase in future
    compensation levels              6.00%      6.00%      6.00%     6.00%      6.00%     6.00%      6.00%      6.00%
Long-term rate of return on
    plan assets                     10.00%     10.00%     10.00%    10.00%      9.00%     9.50%      9.50%      9.50%

    The reduction in the discount rate for U.S. Plans from 8.38 percent as of December 31, 1992 to 7.38 percent as of December 31, 1993 resulted in a $1.0 billion increase in the PBO at December 31, 1993, and is expected to result in a $89 million increase in the 1994 expense. Scheduled increases in benefits under the 1993 U. S. collective bargaining agreements resulted in a $642 million increase in the PBO in 1993, and is expected to result in a $112 million increase in the 1994 expense. These increases in 1994 expense are expected to be more than offset by reductions in 1994 expense resulting from the increased fair value of U.S. plan assets at December 31, 1993, which is largely the result of Chrysler's contributions to the pension fund and higher than expected returns on plan assets in 1993.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 11.  Pension Plans - Continued

    The following table presents a reconciliation of the funded status of the plans with amounts recognized in the consolidated balance sheet:

                                                                                    U.S. Plans
                                                              ------------------------------------------------------
                                                                                    December 31
                                                              ------------------------------------------------------
                                                                        1993                          1992
                                                              -------------------------    -------------------------
                                                                Assets         Accum.         Assets         Accum.
                                                                Exceed        Benefits        Exceed        Benefits
                                                                Accum.         Exceed         Accum.         Exceed
                                                               Benefits        Assets        Benefits        Assets
                                                              ----------     ----------    ----------     -----------
                                                                              (in millions of dollars)
Actuarial present value of benefits:
    Vested                                                    $    3,563     $    5,160     $    1,361    $     6,015
    Nonvested                                                        517          2,090             62          1,898
                                                              ----------     ----------     ----------    -----------
Accumulated benefit obligation                                     4,080          7,250          1,423          7,913
Effect of projected future salary increases                          237              7            190              5
                                                              ----------     ----------     ----------    -----------
PBO                                                                4,317          7,257          1,613          7,918
Plan assets at fair value                                          4,599          4,767          1,772          4,110
                                                              ----------     ----------     ----------    -----------
PBO (in excess of) less than plan assets                             282         (2,490)           159         (3,808)
Unrecognized net loss (gain)                                         263          1,016             (8)           846
Unrecognized prior service cost                                      258          1,216             (1)           935
Unamortized net obligation at date of adoption                       283            858             69          1,216
Adjustment required to recognize minimum liability                    --         (3,088)            --         (2,996)
                                                              ----------     ----------     ----------    -----------
Net prepaid pension (liability) recognized in the
    consolidated balance sheet                                $    1,086     $   (2,488)    $      219    $    (3,807)
                                                              ==========     ==========     ==========    ===========


                                                                                  Non-U.S. Plans
                                                              ------------------------------------------------------
                                                                                    December 31
                                                              ------------------------------------------------------
                                                                        1993                          1992
                                                              -------------------------    -------------------------
                                                                Assets         Accum.         Assets         Accum.
                                                                Exceed        Benefits        Exceed        Benefits
                                                                Accum.         Exceed         Accum.         Exceed
                                                               Benefits        Assets        Benefits        Assets
                                                              ----------     ----------    ----------     -----------
                                                                              (in millions of dollars)
Actuarial present value of benefits:
    Vested                                                    $    1,020     $        4    $       --     $       740
    Nonvested                                                         12              2            --              12
                                                              ----------     ----------    ----------     -----------
Accumulated benefit obligation                                     1,032              6            --             752
Effect of projected future salary increases                           18             --            --              16
                                                              ----------     ----------    ----------     -----------
PBO                                                                1,050              6            --             768
Plan assets at fair value                                          1,062             --            --             559
                                                              ----------     ----------    ----------     -----------
PBO (in excess of) less than plan assets                              12             (6)           --            (209)
Unrecognized net loss (gain)                                         434              1            --             290
Unrecognized prior service cost                                      233             --            --              95
Unamortized net obligation at date of adoption                         6             --            --               8
Adjustment required to recognize minimum liability                    --             (1)           --            (377)
                                                              ----------     ----------    ----------     -----------
Net prepaid pension (liability) recognized in the
    consolidated balance sheet                                $      685     $       (6)   $       --     $      (193)
                                                              ==========     ==========    ==========     ===========

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 11.  Pension Plans - Continued

    At December 31, 1993, plan assets were invested in a diversified portfolio that consisted primarily of debt and equity securities, including 19.2 million shares of Chrysler common stock.

    During 1993, 1992, and 1991, Chrysler offered voluntary early retirement opportunities to certain salaried and hourly employees. The cost of early retirement programs offered in 1993, 1992, and 1991 was $40 million, $48 million, and $158 million, respectively.


Note 12.  Postretirement Benefits Other Than Pensions

    Chrysler provides health insurance and life insurance benefits to substantially all of its hourly and salaried employees and those of certain of its consolidated subsidiaries. Upon retirement from Chrysler, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically. Prior to 1993, the expense recognized for these benefits was based primarily on cash expenditures for the period. Effective January 1, 1993, Chrysler adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"), which requires the accrual of such benefits during the years the employees provide services.

    The adoption of this accounting standard resulted in an after-tax charge of $4.68 billion, or $13.57 per common share, in 1993. This one-time charge represented the immediate recognition of the OPEB transition obligation of $7.44 billion, partially offset by $2.76 billion of estimated tax benefits.
The OPEB transition obligation is the aggregate amount that would have been accrued in the years prior to the adoption of SFAS No. 106, had this standard been in effect for those years. Implementation of SFAS No. 106 did not increase Chrysler's cash expenditures for postretirement benefits.

    Components of nonpension postretirement benefit expense were as follows for the year ended December 31, 1993 (in millions of dollars):

Benefits attributed to employees' service                                             $      142
Interest on accumulated postretirement benefit obligation ("APBO")                           626
                                                                                       ---------
                                                                            Total      $     768
                                                                                       =========

    The following table summarizes the components of the postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1993, and upon implementation of this standard on January 1, 1993:

                                                                       December 31,              January 1,
                                                                           1993                     1993
                                                                    -----------------        -----------------
                                                                             (in millions of dollars)
APBO attributable to:
    Retirees                                                          $    4,550                $     4,174
    Active employees eligible for benefits                                 1,173                        957
    Other active employees                                                 3,388                      2,514
                                                                      ----------                -----------
       Total APBO                                                          9,111                      7,645
Unrecognized net gain (loss)                                              (1,126)                        --
                                                                      ----------                -----------
                  Postretirement benefit obligation recognized
                             in the consolidated balance sheet        $    7,985                $     7,645
                                                                      ==========                ===========

    Nonpension postretirement benefit expense is determined using assumptions at the beginning of the year. The APBO is determined using the assumptions at the end of the year. Assumptions at December 31, 1993 were:

    Discount rate                                                       7.5 %
    Base health care inflation rate (1994)                              9.2 %
    Ultimate health care inflation rate (2001)                          5.4 %
    Average health care inflation rate through 2001                     6.3 %

    The APBO at January 1, 1993 was determined using a discount rate of 8.6 percent. The reduction in the discount rate from 8.6 percent to 7.5 percent as of December 31, 1993 resulted in a $1.1 billion increase in the APBO in 1993, and is expected to result in a $53 million increase in nonpension postretirement benefit expense in 1994.

    A one percentage point increase in the assumed health care inflation rates in each year would increase the APBO by $1.1 billion and would increase the aggregate of the service and interest cost components of nonpension postretirement benefit expense in 1994 by $99 million.


Note 13.  Gain on Sales of Automotive Assets and Investments

    In 1993, Chrysler sold the plastics operations of its Acustar division for net proceeds of $132 million. The sale resulted in a pre-tax gain of $60 million ($39 million after applicable income taxes). Also during 1993, Chrysler sold its remaining 50.3 million shares of Mitsubishi Motors Corporation ("MMC") stock for net proceeds of $329 million, which resulted in a pre-tax gain of $205 million ($128 million after applicable income taxes).

    In 1992, Chrysler sold 43.6 million shares of MMC stock for net proceeds of $215 million. This sale resulted in a pre-tax gain of $142 million ($88 million after applicable income taxes).

    In 1991, Chrysler sold its 50 percent equity interest in Diamond-Star Motors Corporation ("DSM") to MMC, its partner in the joint venture, for $100 million. The sale resulted in a pre-tax gain of $205 million ($127 million after applicable income taxes). Chrysler was released from its guarantees of DSM's financial obligations.


Note 14.  Restructuring Charge

    The results of operations for the year ended December 31, 1992 included a $101 million pre-tax restructuring charge ($79 million after applicable income taxes) relating to the realignment of a part of Chrysler's short-term vehicle rental subsidiaries (the "Car Rental Operations") under Pentastar Transportation Group, Inc. and to provide for the consolidation and phase out of certain of those operations. This restructuring charge included the write-down of goodwill, lease termination costs, losses associated with the disposal of tangible assets and other related charges.


Note 15.  Investment and Plant Capacity Adjustments

    The results of operations for the year ended December 31, 1992 included a pre-tax charge of $110 million ($69 million after applicable income taxes) as a result of a reduction to the estimated net realizable value of investments of Chrysler Canada Ltd. and certain of its employee benefit plans in a real estate investment concern, which filed reorganization proceedings in February 1992 and was subsequently placed in bankruptcy, and in certain of its affiliated companies.

    In 1991, the results of operations included a noncash, nonrecurring pre-tax credit provision of $391 million ($242 million after applicable income taxes) which was the result of a reduction in planned capacity adjustments related to facilities which were acquired by Chrysler in connection with its purchase of AMC in 1987.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 16.  Supplemental Cash Flow Information

    Supplemental disclosures to the consolidated statement of cash flows were as follows:

                                                                               Year Ended December 31
                                                                     ----------------------------------------
                                                                        1993            1992          1991
                                                                     ----------      ----------    ----------
                                                                              (in millions of dollars)
Interest paid (net of amounts capitalized):
    Chrysler, excluding CFC                                         $       326      $      406     $     407
    CFC                                                                     847           1,250         1,536
Interest capitalized                                                        176             176           162
Income taxes paid, net of refunds received                                  535              93            49
Noncash investing and financing activities:
    Common stock contribution to pension fund                                --              --           300


Note 17. Financial Instruments

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by Chrysler using available market information and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that Chrysler could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts and estimated fair values of Chrysler's financial instruments were as follows:

                                                            December 31, 1993             December 31, 1992
                                                       --------------------------     ------------------------
                                                         Carrying         Fair         Carrying         Fair
                                                         Amount           Value         Amount          Value
                                                       ----------      ----------     -----------    ----------
                                                                        (in millions of dollars)
Balance Sheet financial instruments
    Marketable securities                              $    1,055     $   1,061      $   1,292      $   1,300
    Finance receivables, retained interests in sold
      receivables and other related amounts - net (1)       8,233         8,311          8,822          8,899
    Noncurrent equity and debt investments                      6             6            163            286
    Debt (2)                                               11,429        12,455         15,521         16,301
Off-Balance Sheet financial instruments
    Interest rate swaps and interest rate caps                 --           (80)            --            (37)
    Foreign currency forward contracts                         --            53             --             55
    Foreign currency swaps                                     --           145             --            213

________________________________
(1) The carrying value of finance receivables excludes $2.0 billion and $2.3 billion of direct finance and leveraged leases classified as finance receivables in Chrysler's Consolidated Balance Sheet at December 31, 1993 and 1992, respectively.
(2) The carrying value of debt excludes $22 million and $30 million of obligations under capital leases classified as debt in Chrysler's Consolidated Balance Sheet at December 31, 1993 and 1992, respectively.

    The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 17.  Financial Instruments - Continued

    The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Marketable securities and noncurrent equity and debt investments

    The fair values of marketable securities and noncurrent equity and debt investments were estimated using quoted market prices.

Finance receivables, retained interests in sold receivables and other related amounts - net

    The carrying value of variable-rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed-rate finance receivables was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality and maturity would be made as of the date of the consolidated balance sheet. The fair values of excess servicing cash flows and other subordinated amounts due CFC arising from receivable sale transactions were estimated by discounting expected cash flows using current market rates.

Debt

    The fair value of public debt was estimated using quoted market prices. The fair value of other long-term debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying value of borrowings under revolving credit facilities was assumed to approximate fair value due to their short maturities.

Interest rate swaps and interest rate caps

    The fair values of interest rate swaps and interest rate caps were estimated by discounting expected cash flows using quoted market interest rates.

Foreign currency forward contracts

    The fair value of foreign currency forward contracts was estimated based on quoted market prices for contracts of similar terms.

Foreign currency swaps

    The fair value of foreign currency swap agreements was estimated by discounting expected cash flows using market exchange rates and relative market interest rates over the remaining term of the swap.


    The fair value estimates presented herein were based on information available as of the date of the consolidated balance sheet. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since the date of the consolidated balance sheet and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 18. Industry Segment and Geographic Area Data

Industry Segment Data

    Chrysler operates in two principal industry segments, Car and Truck and Financial Services. The Car and Truck segment is composed of the automotive operations of Chrysler, which includes the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. The Car Rental Operations and Chrysler's defense electronics business, Chrysler Technologies Corporation, each represents less than 10 percent of consolidated revenues, operating profits and identifiable assets, and have been included in the Car and Truck segment. The Financial Services segment is composed of CFC, which is engaged in wholesale and retail vehicle financing, property and casualty insurance, and servicing nonautomotive loans and leases. Information concerning operations by industry segment was as follows:

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 18. Industry Segment and Geographic Area Data - Continued

Industry Segment Data - Continued

                                                                  Car            Financial
                                                               and Truck         Services       Consolidated
                                                              ------------    -------------    ---------------
                                                                          (in millions of dollars)
December 31, 1993
- -----------------
Sales and Revenues:
    To unaffiliated customers                                   $   41,681       $   1,919        $   43,600
    Intersegment revenues                                               34             120                --
                                                                ----------       ---------        ----------
Total sales and revenues                                            41,715           2,039            43,600
Operating earnings                                                   3,842             267             3,992
Interest expense                                                       237              --               120
Equity in loss of unconsolidated subsidiaries and affiliates            34              --                34
Earnings before income taxes                                         3,571             267             3,838
Depreciation/amortization                                            1,530             110             1,640
Capital expenditures                                                 2,977              18             2,995
Identifiable assets                                                 31,273          14,402            43,830
Liabilities                                                         27,568          11,271            36,994

December 31, 1992
- -----------------
Sales and Revenues:
    To unaffiliated customers                                   $   34,406       $   2,455        $   36,897
    Intersegment revenues                                               34             120                --
                                                                ----------       ---------        ----------
Total sales and revenues                                            34,440           2,575            36,897
Operating earnings                                                     970             295             1,147
Interest expense                                                       311              --               194
Equity in loss of unconsolidated subsidiaries and affiliates            19              --                19
Earnings before income taxes                                           640             295               934
Depreciation/amortization                                            1,451             159             1,610
Capital expenditures                                                 2,260              29             2,289
Identifiable assets                                                 25,144          17,548            40,653
Liabilities                                                         20,604          14,550            33,115

December 31, 1991
- -----------------
Sales and Revenues:
    To unaffiliated customers                                   $   26,139       $   3,073        $   29,370
    Intersegment revenues                                               43             148                --
                                                                ----------       ---------        ----------
Total sales and revenues                                            26,182           3,221            29,370
Operating earnings (loss)                                             (798)            402              (540)
Interest expense                                                       370              --               240
Equity in loss of unconsolidated subsidiaries and affiliates            30              --                30
Earnings (loss) before income taxes                                 (1,198)            402              (810)
Depreciation/amortization                                            1,319             146             1,465
Capital expenditures                                                 2,207              55             2,262
Indentifiable assets                                                23,050          21,280            43,076
Liabilities                                                         19,708          18,513            36,967

    Interest expense of the Financial Services segment has been netted against operating earnings, which is consistent with industry practice. The individual segments do not add to the consolidated amounts due to the elimination of intersegment transactions and adjustments for the minority interest in CFC.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

Note 18. Industry Segment and Geographic Area Data - Continued

Geographic Area Data

    Information concerning operations by principal geographic area was as follows:

                                            United                                  Adjmts.
                                            States       Canada        Other        & Elims.       Consolidated
                                           --------    -----------    --------     ----------     ---------------
                                                                 (in millions of dollars)
December 31, 1993
- -----------------
Sales and revenues:
    To unaffiliated customers             $    37,847  $    3,349     $   2,404    $      --       $  43,600
    Transfers between geographic areas          6,571       6,807         1,934      (15,312)             --
                                          -----------  ----------     ---------    ---------       ---------
Total sales and revenues                       44,418      10,156         4,338      (15,312)         43,600
Earnings before income taxes                    3,191         329           318           --           3,838
Identifiable assets                            37,625       3,750         2,455           --          43,830

December 31, 1992
- -----------------
Sales and revenues:
    To unaffiliated customers             $    31,529  $    2,906     $   2,462    $      --       $  36,897
    Transfers between geographic areas          5,759       4,611         1,483      (11,853)             --
                                          -----------  ----------     ---------    ---------       ---------
Total sales and revenues                       37,288       7,517         3,945      (11,853)         36,897
Earnings before income taxes                      618          19           297           --             934
Identifiable assets                            35,137       3,210         2,306           --          40,653

December 31, 1991
- -----------------
Sales and revenues:
    To unaffiliated customers             $    24,537  $    3,396     $   1,437    $      --       $  29,370
    Transfers between geographic areas          4,954       3,878         1,163       (9,995)             --
                                          -----------  ----------     ---------    ---------       ---------
Total sales and revenues                       29,491       7,274         2,600       (9,995)         29,370
Earnings (loss) before income taxes            (1,165)         99           256           --            (810)
Identifiable assets                            37,136       3,945         1,995           --          43,076

    Transfers between geographic areas are based on prices negotiated between the buying and selling locations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued



                                                                       CONFORMED





                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Chrysler Corporation
Highland Park, Michigan

     We have audited the accompanying consolidated balance sheet of Chrysler Corporation and consolidated subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Chrysler Corporation and consolidated subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the notes to the financial statements, the Company has adopted recently issued Statements of Financial Accounting Standards and, accordingly, changed its methods of accounting for postretirement benefits other than pensions and postemployment benefits in 1993, and its method of accounting for income taxes in 1992. In addition, the Company changed its method of accounting for the cost of special sales incentive programs in 1991.




DELOITTE & TOUCHE
Detroit, Michigan
January 18, 1994

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued                                            Conformed


          MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

    Chrysler's management is responsible for preparing the financial statements and other financial information in this Annual Report. This responsibility includes maintaining the integrity and objectivity of financial data and the presentation of Chrysler's results of operations and financial position in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments.

    Chrysler's financial statements have been audited by Deloitte & Touche, independent auditors. Their audits were conducted in accordance with generally accepted auditing standards and included consideration of the internal control system and tests of transactions as part of planning and performing their audits.

    Chrysler maintains a system of internal controls that provides reasonable assurance that its records reflect its transactions in all material respects and that significant misuse or loss of assets will be prevented. Management believes the system of internal controls is adequate to accomplish these objectives on a continuous basis. Chrysler maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements. Management considers the General Auditor's and Deloitte & Touche's recommendations concerning the system of internal controls and takes appropriate actions to respond to these recommendations.

    The Board of Directors, acting through its Audit Committee composed solely of nonemployee directors, is responsible for determining that management fulfills its responsibilities in the preparation of financial statements and the maintenance of internal controls. In fulfilling its responsibility, the Audit Committee recommends independent auditors to the Board of Directors for appointment by the shareholders. The Committee also reviews the consolidated financial statements and adequacy of internal controls. The Audit Committee meets regularly with management, the General Auditor and the independent auditors. Both the independent auditors and the General Auditor have full and free access to the Audit Committee, without management representatives present, to discuss the scope and results of their audits and their views on the adequacy of internal controls and the quality of financial reporting.

    It is the business philosophy of Chrysler Corporation and its subsidiaries to obey the law and to require that its employees conduct their activities according to the highest standards of business ethics. Management reinforces this philosophy by numerous actions, including issuing a Code of Ethical Behavior and maintaining a Business Practices Committee and a Business Practices Office to support compliance with the Corporation's policies.




R. J. Eaton                                    G. C. Valade
- ---------                                      ----------
R. J. EATON                                    G. C. VALADE
Chairman of the Board and                      Executive Vice President and
Chief Executive Officer                        Chief Financial Officer

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)


                                                               Year Ended December 31, 1993
                                          -----------------------------------------------------------------------
                                            1st Quarter        2nd Quarter         3rd Quarter       4th Quarter
                                          ---------------    ---------------     ---------------    -------------
                                                     (in millions of dollars except per common share data)
Sales of manufactured products             $     10,238     $       10,307     $       8,995      $       11,291
Finance, insurance and other income                 666                724               718                 661
                                           -------------    ---------------    --------------     ---------------
          Total sales and revenues               10,904             11,031             9,713              11,952
          Total costs and expenses               10,024              9,909             9,101              10,728
                                           -------------    ---------------    --------------     ---------------

  Earnings before income taxes and
      cumulative effect of changes
          in accounting principles                  880              1,122               612               1,224

Provision for income taxes                          350                437               189                 447
                                           -------------    ---------------    --------------     ---------------

Earnings before cumulative effect of
  changes in accounting principles                  530                685               423                 777
Cumulative effect of changes in
    accounting principles                        (4,966)                --                --                  --
                                           -------------      -------------       -----------      --------------
               Net earnings (loss)         $     (4,436)      $        685        $      423       $         777
Preferred stock dividends                            20                 20                20                  20
                                           -------------      -------------       -----------      --------------
Net earnings (loss) on common stock        $     (4,456)      $        665        $      403       $         757
                                           =============      =============       ===========      ==============


Primary earnings (loss) per common share:

Earnings before cumulative effect of
  changes in accounting principles         $       1.57       $       1.86        $     1.13       $        2.11
Cumulative effect of changes in
    accounting principles                        (15.25)                --                --                  --
                                            ------------      -------------       -----------      --------------
Net earnings (loss) per common share       $     (13.68)      $       1.86        $     1.13       $        2.11
                                           =============      =============       ===========      ==============

Fully diluted earnings per common share:

Earnings before cumulative effect
    of changes in accounting principles    $         --       $       1.69        $     1.04       $        1.91
Cumulative effect of changes in
    accounting principles                            --                 --                --                  --
                                           -------------      -------------       -----------      --------------
Net earnings per common share              $         --       $       1.69        $     1.04       $        1.91
                                           =============      =============       ===========      ==============

_________________________________
(1) Results for the first quarter of 1993 included the unfavorable effects of changes in accounting principles of $4.68 billion related to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and $283 million related to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Previously reported results for the first quarter of 1993 have been restated to reflect the adoption of SFAS No. 112 effective January 1, 1993.

(2) Earnings for the second quarter of 1993 included a gain of $60 million ($39 million after applicable income taxes) related to the sale of the plastics operations of Chrysler's Acustar division, and a gain of $111 million ($70 million after applicable income taxes) related to the sale of 27 million shares of Mitsubishi Motors Corporation ("MMC") stock.

(3) Earnings for the third quarter of 1993 included a gain of $94 million ($58 million after applicable income taxes) related to the sale of Chrysler's remaining 23.3 million shares of MMC stock.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)


                                                                   Year Ended December 31, 1992
                                             -------------------------------------------------------------------------
                                               1st Quarter        2nd Quarter         3rd Quarter        4th Quarter
                                             ---------------    ---------------     ---------------    ---------------
                                                      (in millions of dollars except per common share data)
Sales of manufactured products                $     7,366      $       8,487      $       8,362      $       9,333
Finance, insurance and other income                   828                824                854                843
                                              ------------     --------------      -------------     --------------
          Total sales and revenues                  8,194              9,311              9,216             10,176
          Total costs and expenses                  8,479              9,097              8,857              9,530
                                              ------------     --------------      -------------     --------------

Earnings (loss) before income taxes and
    cumulative effect of change in
              accounting principle                   (285)               214                359                646
Provision (credit) for income taxes                   (54)                36                157                290
                                              ------------     --------------      -------------     --------------
Earnings (loss) before cumulative effect
    of change in accounting principle                (231)               178                202                356
Cumulative effect of change in
    accounting  principle                             218                 --                 --                 --
                                              ------------     --------------      -------------     --------------
               Net earnings (loss)            $       (13)     $         178       $        202      $         356
Preferred stock dividends                               9                 20                 20                 20
                                              ------------     --------------      -------------     --------------
Net earnings (loss) on common stock           $      (22)      $         158       $        182      $         336
                                              ============     ==============      =============     ==============

Primary earnings (loss) per common share:

Earnings (loss) before cumulative effect
    of change in accounting principle         $    (0.82)      $        0.54       $       0.62      $        1.12
Cumulative effect of change in
    accounting principle                            0.75                  --                 --                 --
                                              -----------      --------------      -------------     --------------
Net earnings (loss) per common share          $    (0.07)      $        0.54       $       0.62      $        1.12
                                              ===========      ==============      =============     ==============

Fully diluted earnings per common share:

Earnings before cumulative effect
    of change in accounting principle         $       --       $        0.52       $       0.58      $        1.02
Cumulative effect of change in
    accounting principle                              --                  --                 --                 --
                                              -----------      --------------      -------------     --------------
Net earnings per common share                 $       --       $        0.52       $       0.58      $        1.02
                                              ===========      ==============      =============     ==============


_______________________________
(1) Results for the first quarter of 1992 included a gain of $142 million ($88 million after applicable income taxes) related to the sale of 43.6 million shares of MMC stock, the favorable effect of a change in accounting principle of $218 million related to the adoption of SFAS No. 109, "Accounting for Income Taxes," and a $98 million charge ($63 million after applicable income taxes) related to an investment loss experienced by Chrysler Canada Ltd.

(2) Earnings for the third quarter of 1992 included a charge of $101 million ($79 million after applicable income taxes) related to the restructuring of Chrysler's short-term vehicle rental subsidiaries.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                       STATEMENT OF EARNINGS (unaudited)
                            (in millions of dollars)


                                                                            Year Ended December 31
                                                                   ----------------------------------------
                                                                      1993           1992           1991
                                                                   -----------    -----------    -----------
Sales of manufactured products                                     $    41,247     $   33,409     $   26,707
Equity in earnings of unconsolidated subsidiaries and affiliates           187            131            288
Other income                                                                12             26             30
                                                                   -----------     -----------    -----------
                                        TOTAL SALES AND REVENUES        41,446         33,566         27,025
                                                                   -----------     -----------    -----------

Costs, other than items below                                           32,066         27,424         23,191
Depreciation of property and equipment                                     853            802            667
Amortization of special tools                                              671            641            644
Selling and administrative expenses                                      2,619          2,467          2,112
Pension expense                                                            749            832            796
Nonpension postretirement benefit expense                                  762            368            351
Interest expense                                                           153            240            279
Gain on sales of automotive assets and investments                        (265)          (142)          (205)
                                                                    -----------    -----------    -----------
                                    TOTAL COSTS AND EXPENSES            37,608         32,632         27,835
                                                                    -----------    -----------    -----------

                         EARNINGS (LOSS) BEFORE INCOME TAXES
                            AND CUMULATIVE EFFECT OF CHANGES
                                    IN ACCOUNTING PRINCIPLES             3,838            934           (810)
Provision (credit) for income taxes                                      1,423            429           (272)
                                                                    ------------   -----------    -----------
                    EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
                         OF CHANGES IN ACCOUNTING PRINCIPLES             2,415            505           (538)
Cumulative effect of changes in accounting
    principles                                                          (4,966)           218           (257)
                                                                    ------------   -----------    -----------
                                         NET EARNINGS (LOSS)       $    (2,551)   $       723     $     (795)
Preferred stock dividends                                                   80             69             --
                                                                   ------------    -----------    -----------
                         NET EARNINGS (LOSS) ON COMMON STOCK       $    (2,631)    $      654     $     (795)
                                                                   ============    ===========    ===========




This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)", reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and its investments in short-term vehicle rental subsidiaries ("Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present results of operations in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                           BALANCE SHEET (unaudited)
                            (in millions of dollars)


                                                                                                 December 31
                                                                                      --------------------------------
                                                                                          1993              1992
                                                                                      -------------      -------------
ASSETS:
    Cash and cash equivalents                                                         $     3,777        $     2,009
    Marketable securities                                                                     707                959
    Accounts receivable - trade and other (net)                                               805                936
    Inventories                                                                             2,483              2,330
    Prepaid taxes, pension and other expenses                                                 713                543
    Property and equipment                                                                  8,820              8,097
    Special tools                                                                           3,455              2,896
    Investments in and advances to unconsolidated subsidiaries
         and affiliated companies                                                           3,685              3,687
    Intangible assets                                                                       3,882              4,136
    Deferred tax assets                                                                     3,642              1,480
    Other assets                                                                            2,051                571
                                                                                      -------------      -------------
                                                                    TOTAL ASSETS      $    34,020        $    27,644
                                                                                      =============      =============
LIABILITIES:
    Accounts payable                                                                  $     6,074        $     5,013
    Short-term debt                                                                           100                 86
    Payments due within one year on long-term debt                                            399                 56
    Accrued liabilities and expenses                                                        4,422              3,793
    Long-term debt                                                                          2,281              3,643
    Accrued noncurrent employee benefits                                                   10,562              4,187
    Other noncurrent liabilities                                                            3,346              3,328
                                                                                      -------------      -------------
                                                               TOTAL LIABILITIES           27,184             20,106
                                                                                      -------------      -------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:  (shares in millions)
    Preferred stock - $1 per share par value; authorized 20.0 shares; Series
         A Convertible Preferred Stock; issued: 1993 and 1992 - 1.7 shares;
         aggregate liquidation preference $863 million                                          2                  2
    Common stock - $1 per share par value; authorized 500.0 shares; issued:
         1993 - 364.1 shares; 1992 - 312.1 shares                                             364                312
    Additional paid-in capital                                                              5,533              3,657
    Retained earnings                                                                       1,170              3,924
    Treasury stock - at cost: 1993 - 10.4 shares; 1992 - 16.2 shares                         (233)              (357)
                                                                                      -------------      -------------
                                                      TOTAL SHAREHOLDERS' EQUITY            6,836              7,538
                                                                                      -------------      -------------
                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $    34,020        $    27,644
                                                                                      =============      =============



This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)", reflects the financial position of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present financial position in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
           DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                      STATEMENT OF CASH FLOWS (unaudited)
                            (in millions of dollars)

                                                                                  Year Ended December 31
                                                                          --------------------------------------
                                                                             1993         1992          1991
                                                                          -----------   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                        $   (2,551)   $    723    $    (795)
  Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization                                                 1,524       1,443        1,311
  Equity in earnings of unconsolidated subsidiaries and affiliates               (187)       (131)        (288)
  Plant capacity adjustment                                                        --          --         (391)
  Deferred income taxes                                                           803         229         (288)
  Gain on sales of automotive assets and investments                             (265)       (142)        (205)
  Cumulative effect of changes in accounting principles                         4,966        (218)         257
  Change in accounts receivable                                                   131        (300)          69
  Change in inventories                                                          (171)        159          174
  Change in prepaid expenses and other assets                                  (1,587)         74           25
  Change in accounts payable and accrued and other liabilities                    365         953          963
  Other                                                                           224         181          199
                                                                           ----------    --------    ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES          3,252       2,971        1,031
                                                                           ----------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                           (3,149)    (14,188)      (6,442)
  Sales and maturities of marketable securities                                 3,401      13,925        7,217
  Proceeds from sales of automotive assets and investments                        461         215          100
  Expenditures for property and equipment                                      (1,738)     (1,374)      (1,482)
  Expenditures for special tools                                               (1,234)       (872)        (708)
  Other                                                                           (13)       (209)        (121)
                                                                           ----------    --------    ---------
                             NET CASH USED IN INVESTING ACTIVITIES             (2,272)     (2,503)      (1,436)
                                                                           ----------    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)                          14        (165)          49
  Proceeds under revolving lines of credit and long-term borrowings                23          39          183
  Payments on revolving lines of credit and long-term borrowings               (1,021)       (497)         (37)
  Proceeds from issuance of preferred stock, net of expenses                       --         836           --
  Proceeds from issuance of common stock, net of expenses                       1,952          --          385
  Dividends paid                                                                 (281)       (225)        (169)
  Other                                                                           101          48            8
                                                                           ----------    --------    ---------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES            788          36          419
                                                                           ----------    --------    ---------
Change in cash and cash equivalents                                             1,768         504           14
Cash and cash equivalents at beginning of year                                  2,009       1,505        1,491
                                                                           ----------    --------    ---------
Cash and cash equivalents at end of year                                   $    3,777    $  2,009    $   1,505
                                                                           ==========    ========    =========




This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)", reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present cash flows in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS      Part II - Continued
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III


Items 10, 11, 12, and 13

    Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from Chrysler Corporation's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.


                                    PART IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  Financial Statements

            Financial statements filed as part of this Form 10-K are listed under Part II, Item 8 of this Form 10-K.



    2.  Financial Statement Schedules

                                                                                           Page No.
                                                                                        --------------
            Schedule V - Property, plant and equipment                                      74-76

            Schedule VI - Accumulated depreciation, depletion and amortization
                             of property, plant and equipment                                  77

            Schedule VII - Guarantees of securities of other issuers                           78

            Schedule VIII - Valuation and qualifying accounts                                  79

            Schedule IX - Short-term borrowings                                                80

            Schedule X - Supplementary income statement information                            81


            Financial Statement Schedules omitted:

            Schedules other than those listed above are omitted because they are not required under the instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

Item 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

3.         Exhibits:

3-A Copy of Certificate of Incorporation of Chrysler Corporation, as amended and restated and in effect on May 21, 1987. Filed as
           Exhibit 3-A to Registration Statement No. 33-15544 on Form S-4 of Chrysler Corporation, and incorporated herein by reference.

3-B Copy of By-Laws of Chrysler Corporation, as amended as of June 10, 1993. Filed as Exhibit 3-B to Chrysler Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.

3-C Copy of Certificate of Designation for Chrysler Corporation Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3-D to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

3-D Copy of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. Filed as Exhibit 3- D to Chrysler Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992 and incorporated herein by reference.

4-A        Certificate of Incorporation and By-Laws of Chrysler Corporation.
           See Exhibits 3-A through 3-D above.

4-B-1 Copy of Certificate of Ownership and Merger merging Chrysler Motors Corporation into Chrysler Corporation, effective on December 31, 1989. Filed as Exhibit 4-B-1 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

4-B-2 Copy of Agreement of Merger and Plan of Reorganization, dated as of March 6, 1986, among Chrysler Corporation, Chrysler Holding Corporation (now Chrysler Corporation) and New Chrysler, Inc., annexed as Exhibit A to Registration Statement No. 33-4537 on Form S-4 of Chrysler Holding Corporation (now Chrysler Corporation), and incorporated herein by reference.

4-C Copy of Rights Agreement, dated as of February 4, 1988, and amended and restated as of December 14, 1990, between Chrysler Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, relating to Rights to purchase Chrysler Corporation Junior Participating Cumulative Preferred Stock. Filed as Exhibit 1 to Chrysler Corporation Current Report on Form 8-K, dated December 14, 1990, and incorporated herein by reference.

4-D-1 Conformed copy of Indenture, dated as of July 15, 1987, between Chrysler Corporation and Manufacturers Hanover Trust Company, as Trustee, relating to Debt Securities, Appendix B thereto relating to 9.60% Notes Due 1994, Appendix B thereto relating to 10.95% Debentures Due 2017 and Appendix C thereto relating to 10.40% Notes Due 1999. Filed as Exhibit 4-D-1 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

4-D-2 Conformed copy of Indenture, dated as of March 1, 1985, between Chrysler Corporation and Manufacturers Hanover Trust Company, as Trustee, relating to Debt Securities and Appendix B thereto relating to 13% Debentures Due 1997. Filed as Exhibit 4-B to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

4-D-3 Form of Supplemental Indenture, dated as of May 30, 1986, between Chrysler Holding Corporation (now Chrysler Corporation), Chrysler Corporation and Manufacturers Hanover Trust Company, as Trustee, relating to Debt Securities. Filed as Exhibit 4-E-2 to the Post-Effective Amendment No. 1 to Registration Statement No. 33-4537 on Form S-4 of Chrysler Holding Corporation (now Chrysler Corporation), and incorporated herein by reference.

4-D-4 Copy of Supplemental Indenture, dated as of December 31, 1989, between Chrysler Corporation and Manufacturers Hanover Trust Company, as Trustee, relating to Debt Securities. Filed as Exhibit 4-D-4 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

4-D-5 Conformed copy of Third Supplemental Indenture, dated as of May 1, 1990, between Chrysler Corporation and Manufacturers Hanover Trust Company, as Trustee, relating to Debt Securities and Appendix D to Indenture dated as of March 1, 1985 between Chrysler Corporation and Manufacturers Hanover Trust Company relating to Debentures Due 2020. Filed as Exhibit 4-D-5 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

4-D-6 Conformed copy of Trust Agreement, dated as of May 1, 1990, between Chrysler Corporation and Manufacturers Hanover Bank (Delaware), Trustee, relating to the Auburn Hills Trust. Filed as Exhibit 4-D-6 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

4-E-1 Conformed copy of $2,640,000,000 Amended and Restated Revolving Credit Agreement, dated as of December 31, 1989, among Chrysler Corporation, the several Banks parties to the Agreement and Manufacturers Hanover Trust Company, as agent for such Banks. Filed as Exhibit 4-E to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

4-E-2 Form of $1,750,000,000 Second Amendment and Waiver, dated as of March 22, 1991, amending the $2,640,000,000 Amended and Restated Revolving Credit Agreement, dated as of December 31, 1989, among Chrysler Corporation, the several Banks parties to the Agreement and Manufacturers Hanover Trust Company, as agent for such Banks. Filed as Exhibit 4-E-2 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

4-E-3 Copy of Third Amendment, dated as of April 30, 1991, amending the $2,640,000,000 Amended and Restated Revolving Credit Agreement, dated as of December 31, 1989, as amended by the $1,750,000,000 Second Amendment and Waiver, dated as of March 22, 1991, among Chrysler Corporation, the several Banks parties to the Agreement and Manufacturers Hanover Trust Company, as agent for such Banks. Filed as Exhibit 4-D-3 to Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated herein by reference.

4-E-4 Conformed copy of $1,500,000,000 Amended and Restated Revolving Credit Agreement, dated as of June 30, 1993, among Chrysler Corporation, the several Banks parties to the Agreement and Chemical Bank, as Agent for the Banks. Filed as Exhibit 4-E to the Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

4-F-1 Copy of Indenture, dated as of June 1, 1985, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

4-F-2 Copy of First Supplemental Indenture, dated as of June 1, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture dated as of June 1, 1985 between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-F-3 Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-F-4 Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

4-F-5 Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-F-6 Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended December 31, 1987, and incorporated herein by reference.

4-F-7 Copy of the Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

4-F-8 Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

4-G-1 Copy of Indenture, dated as of June 1, 1985, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

4-G-2 Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-G-3 Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-J to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-G-4 Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-G-5 Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989 and filed September 13, 1989, and incorporated herein by reference.

4-H-1 Copy of Indenture, dated as of July 15, 1985, between Chrysler Financial Corporation and Bankers Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities, J. Henry Schroder Bank and Trust Company having subsequently succeeded Banker's Trust Company as Trustee. Filed as Exhibit 4-C to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

4-H-2 Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and J. Henry Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-F to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-H-3 Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-H-4 Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-C to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-H-5 Copy of First Supplemental Indenture dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989 and filed on September 13, 1989, and incorporated herein by reference.

10-A-1 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after December 8, 1983 and before May 14, 1986, assumed by Chrysler Corporation (formerly Chrysler Holding Corporation). Filed as Exhibit 10-D-8 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

10-A-2 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after May 14, 1986 and before November 5, 1987, assumed by Chrysler Corporation (formerly Chrysler Holding Corporation). Filed as Exhibit 10-A-8 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

10-A-3 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after November 5, 1987 and before February 4, 1988. Filed as Exhibit 10-A-8 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

10-A-4 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after February 4, 1988 and before June 7, 1990. Filed as Exhibit 10-A-9 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

10-A-5 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after June 7, 1990 and before May 16, 1992. Filed as
           Exhibit 10-A-10 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

*10-A-6 Copy of Chrysler Corporation Stock Option Plan, as amended through December 2, 1993.

10-A-7 Copy of American Motors Corporation 1980 Stock Option Plan as in effect on August 5, 1987. Filed as Exhibit 28-B to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement No. 33-15544 on Form S-4 of Chrysler Corporation, and incorporated herein by reference.

10-A-8 Copy of Chrysler Corporation 1991 Stock Compensation Plan as in effect on and after May 16, 1991 and before December 2, 1993.
           Filed as Exhibit 10-A-32 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

*10-A-9 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after December 2, 1993.

_______________
*Filed herewith

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-B-1 Copy of Chrysler Corporation Incentive Compensation Plan, as amended through June 7, 1990 and currently in effect. Filed as Exhibit 10-B-1 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

*10-B-2 Copy of Chrysler Corporation Long-Term Performance Plan, as amended and in effect on and after December 2, 1993.

*10-B-3 Copy of Chrysler Supplemental Executive Retirement Plan, as amended through December 20, 1993.

 10-C-1 Copy of agreement, dated July 12, 1990, between Chrysler Corporation and Lee A. Iacocca. Filed as Exhibit 10-C-5 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

 10-C-2 Copy of agreement, dated June 22, 1992 between Chrysler Corporation and Lee A. Iacocca, amending agreement dated July 12, 1990, between Chrysler Corporation and Lee A. Iacocca. Filed as Exhibit 10-C-6 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

 10-C-3 Copy of agreement, dated June 11, 1992, between Chrysler Corporation and Lee A. Iacocca. Filed as Exhibit 10-C-7 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

 10-C-4 Copy of agreement, dated March 14, 1992, between Chrysler Corporation and Robert J. Eaton. Filed as Exhibit 10-C-8 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

 10-D Conformed copy of Participation Agreement for Sale and Leaseback Financing of Chrysler Technology Center Facilities among Chrysler Corporation, Manufacturers Hanover Bank (Delaware), as Trustee, and AH Service Corporation, dated as of May 1, 1990. Filed as Exhibit 10-E-11 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

 10-E-1 Copy of Income Maintenance Agreement made December 20, 1968 among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation (now dissolved). Filed as Exhibit 13-D to Registration Statement No. 2-32037 of Chrysler Financial Corporation, and incorporated herein by reference.

 10-E-2 Copy of Agreement made April 19, 1971 among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation (now dissolved), amending the Income Maintenance Agreement among such parties. Filed as Exhibit 13-B to Registration Statement No. 2-40110 of Chrysler Financial Corporation and Chrysler Corporation, and incorporated herein by reference.

 10-E-3 Copy of Agreement made May 29, 1973 among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation (now dissolved), further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 5-C to Registration Statement No. 2-49615 of Chrysler Financial Corporation, and incorporated herein by reference.

 10-E-4 Copy of Agreement made as of July 1, 1975 among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation (now dissolved), further amending the Income Maintenance Agreement among such parties. Filed as Exhibit D to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1975, and incorporated herein by reference.

 10-E-5 Copy of Agreement made June 4, 1976 between Chrysler Financial Corporation and Chrysler Corporation further amending the Income Maintenance Agreement between such parties. Filed as Exhibit 5-H to Registration Statement No. 2-56398 of Chrysler Financial Corporation, and incorporated herein by reference.

_______________________

*Filed herewith

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-E-6 Copy of Agreement made March 27, 1986 between Chrysler Financial Corporation, Chrysler Holding Corporation (now Chrysler Corporation) and Chrysler Corporation further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 10-F to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

10-G-1 Copy of Amended and Restated Revolving Term Credit Facility, dated as of January 17, 1993, among Chrysler Credit Canada Ltd., as the Borrower, Chrysler Financial Corporation, as the Guarantor, the several financial institutions parties thereto, and Royal Bank of Canada, as Agent Bank. Filed as Exhibit 10-G to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-G-2 Copy of Standby Receivables Purchase Agreement, dated as of January 17, 1993 among Chrysler Credit Canada, Ltd., Chrysler Financial Corporation, Royal Bank of Canada and the several other financial institutions parties thereto dated as of January 15, 1993. Filed as
           Exhibit 10-H to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-G-3 Copy of Retail Purchase and Servicing Agreement, dated as of January 17, 1993 among Royal Bank of Canada, Chrysler Credit Canada Ltd., Chrysler Financial Corporation and the several other financial institutions parties thereto. Filed as Exhibit 10-I to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

10-G-4 Copy of Bank Series Supplement, dated as of January 17, 1993, among Chrysler Credit Canada Ltd., Royal Bank of Canada, the several bank parties thereto and The Royal Trust Company, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as
           Exhibit 10-J to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

10-H-1 Copy of Amendment dated as of December 1, 1992, to the Series 1992-1 Supplement dated as of February 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-DDDD to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-H-2 Copy of Series 1992-1 Supplement dated as of February 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-YYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-H-3 Copy of Series 1992-2 Supplement dated as of December 1, 1992 among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Bank (New
           York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-FFFF to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-I Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-J Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-K Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-L-1 Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992 and incorporated herein by reference.

10-L-2 Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
           Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992 and incorporated herein by reference.

10-L-3 Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992 and incorporated herein by reference.

10-M Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-N-1 Copy of Series B Supplement, dated as of March 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

10-N-2 Copy of Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-J to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-O-1 Copy of Series 1992-1 Supplement, dated as of February 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-P-1 Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-P-2 Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-P-3 Copy of Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-Q-1 Copy of Pooling and Servicing Agreement, dated as of March 1, 1992 among Chrysler Financial Corporation, as Master Servicer, Financial Acceptance Corporation, as Seller, and The First National Bank of Chicago, as Trustee, with respect to CFC-17 Grantor Trust. Filed as
           Exhibit 4-A to the Quarterly report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-Q-2 Copy of Standard Terms and Conditions of Agreement, dated as of March 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Financial Acceptance Corporation, as Seller, and The First National Bank of Chicago, as Trustee, with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-Q-3 Copy of Purchase Agreement, dated as of March 1, 1992, between Chrysler First Inc. and Financial Acceptance Corporation with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-R-1 Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-R-2 Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-R-3 Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-R-4 Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-S-1 Copy of Combined and Restated Revolving Credit Agreement, dated as of July 29, 1992, among Chrysler Financial Corporation, as Borrower, Chemical Bank, as Agent and Arranger, and Swiss Bank Corporation, New York Branch, as Managing Co-Agent and Co-Arranger including as Exhibit G thereto forms of the Trust Agreement and related security documents executed and delivered concurrently therewith. Filed as
           Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

10-S-2 Copy of Second Amended and Restated Commitment Transfer Agreement, dated as of July 29, 1992, between Chrysler Financial Corporation, as Borrower, and Chemical Bank, as Agent. Filed as Exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation, dated August 17, 1992 and filed August 19, 1992 and incorporated herein by reference.

10-S-3 Copy of Amended and Restated Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-YY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-S-4 Copy of Participation and Servicing Agreement, dated as of July 29, 1992, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent, with respect to the Standby Receivable Purchase Agreement. Filed as Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

10-S-5 Copy of Bank Supplement, dated as of July 29, 1992, to the Pooling and Servicing Agreement, dated as of May 31, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to the Standby Receivables Purchase Agreement. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed on August 19, 1992, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-S-6 Copy of Short Term Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as
           Exhibit 10-BBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-S-7 Copy of Participation and Servicing Agreement, dated as of September 15, 1993, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-CCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-S-8 Copy of Short Term Bank Supplement, dated as of September 15, 1993, to the Pooling and Servicing Agreement, dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to Short Term Standby Receivables Purchase Agreement. Filed as Exhibit 10-DDD to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-S-9 Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-T-1 Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-T-2 Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-T-3 Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
           Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-U Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-K of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-V-1 Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-V-2 Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-W-1 Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-W-2 Copy of Business Asset Purchase Agreement by and among NationsBank Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as
           Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-X-1 Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-X-2 Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-X-3 Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993, among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
           Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-Y-1 Copy of Asset Purchase Agreement, dated as of May 15, 1992, between Chrysler Capital Public Finance Corporation and Koch Financial Corporation. Filed as Exhibit 10-DDDDDD to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-Y-2 Copy of Asset Purchase Agreement, dated as of June 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation, Chrysler Asset Management Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-EEEEEE to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-Y-3 Copy of Purchase Agreement, dated as of August 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation and Chrysler Asset Management Corporation. Filed as Exhibit 10-FFFFFF to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-Z-1 Copy of Asset Purchase Agreement, dated as of September 30, 1992, between Chrysler Rail Transportation Corporation and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-GGGGGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-Z-2 Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-Z-3 Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
           Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-AA-1 Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-AA-2 Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-BB-1 Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-BB-2 Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-BB-3 Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-BB-4 Copy of First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-P to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-CC-1 Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
           Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-CC-2 Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-CC-3 Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
           Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-CC-4 Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10- SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-CC-5 Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-CC-6 Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-CC-7 Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-DD Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-EE Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-FF Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-GG Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-HH Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers Hanover Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
           Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

10-II Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-JJ Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-KK Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-LL Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-MM Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-NN Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-OO Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-PP Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-QQ Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-RR Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-SS Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-TT Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-UU Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-VV Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K - Continued

10-WW Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-XX Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation and incorporated herein by reference.

10-YY Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation and incorporated herein by reference.

*11        Statement regarding computation of earnings per common share.

*12 Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.

*21        Subsidiaries of the Registrant.

*23        Consent of Deloitte & Touche, independent auditors for Chrysler
           Corporation.

*24 Powers of Attorney executed by officers and directors who signed this Annual Report on Form 10-K by an attorney-in-fact.



In lieu of filing certain instruments with respect to the long-term debt of the type described in Item 601 (b)(4) of Regulation S-K with respect to the long-term debt of Chrysler Corporation and its consolidated subsidiaries, Chrysler Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission on request.


(b)        Reports on Form 8-K:

   No reports on Form 8-K were filed during the three months ended December 31, 1993.

__________________

* Filed herewith

                                                                       CONFORMED

                                   SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                             CHRYSLER CORPORATION



                                                                     By              R.J. Eaton
                                                                       -----------------------------------------
                                                                                     R.J. EATON
                                                                               Chairman of the Board and
                                                                                Chief Executive Officer
                                                                                  February 4, 1994



    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal executive officers:


    R. J. Eaton                               Chairman of the Board                February 4, 1994
- ----------------------------------            and Chief Executive
    R. J. EATON                               Officer

    R. A. Lutz                                President and                        February 4, 1994
- ----------------------------------            Chief Operating
    R. A.  LUTZ                               Officer


Principal financial officer:


    G. C. Valade                              Executive Vice President and         February 4, 1994
- ----------------------------------            Chief Financial Officer
    G. C. VALADE


Principal accounting officer:


    J. D. Donlon, III                         Vice President and                   February 4, 1994
- ----------------------------------            Controller
    J. D. DONLON, III





                                                                       CONFORMED

                                   SIGNATURES


Board of Directors:


    Lilyan H. Affinito                 *      Director                             February 4, 1994
- ----------------------------------
    LILYAN H. AFFINITO


    Joseph E. Antonini                 *      Director                             February 4, 1994
- ----------------------------------
    JOSEPH E. ANTONINI


    Joseph A. Califano, Jr.            *      Director                             February 4, 1994
- ----------------------------------
    JOSEPH A. CALIFANO, JR.


    A. Jean de Grandpre                *      Director                             February 4, 1994
- ----------------------------------
    A. JEAN de GRANDPRE


    Thomas G. Denomme                  *      Director                             February 4, 1994
- ----------------------------------
    THOMAS G. DENOMME


    Robert J. Eaton                    *      Director                             February 4, 1994
- ----------------------------------
    ROBERT J. EATON


    Earl G. Graves                     *      Director                             February 4, 1994
- ----------------------------------
    EARL G. GRAVES


    Kent Kresa                         *      Director                             February 4, 1994
- ----------------------------------
    KENT KRESA


    Robert J. Lanigan                  *      Director                             February 4, 1994
- ----------------------------------
    ROBERT J. LANIGAN


    Robert A. Lutz                     *      Director                             February 4, 1994
- ----------------------------------
    ROBERT A. LUTZ


                                                                   * By             R. D. Houtman
                                                                       ---------------------------------
                                                                                    R. D. HOUTMAN
                                                                                   Attorney-in-Fact
                                                                                   February 4, 1994

                                                                       CONFORMED

                                   SIGNATURES


Board of Directors:


    Peter A. Magowan                   *      Director                             February 4, 1994
- ----------------------------------
    PETER A. MAGOWAN


    William G. Milliken                *      Director                             February 4, 1994
- ----------------------------------
    WILLIAM G. MILLIKEN


    Malcolm T. Stamper                 *      Director                             February 4, 1994
- ----------------------------------
    MALCOLM T. STAMPER



                                                              * By             R. D. Houtman
                                                                      ---------------------------------
                                                                               R. D. HOUTMAN
                                                                             Attorney-in-Fact
                                                                             February 4, 1994


               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                          Year ended December 31, 1993
                            (in millions of dollars)


                                   Balance at                                               Other            Balance
                                    beginning         Additions                          changes -           at end
         Classification              of year           at cost         Retirements      add (deduct)         of year
- -----------------------------    --------------    --------------    -------------     --------------    --------------
                                                                                            (a)
Land                              $        407      $         39      $    (c) (15)     $         (4)       $      427

Buildings (including im-
   provements and
   building equipment)                   4,202               401           (c) (93)               (9)            4,501

Machinery and equipment                  8,275             1,389          (c) (521)              (13)            9,130

Furniture and fixtures                     447                52           (c) (33)               (4)              462

Construction in progress
   (buildings and improve-
   ments, machinery and
   equipment and furni-
   ture and fixtures, in
   process of construction
   or installation)                      1,483               (98)               --                (6)            1,379
                                  -------------     ------------      ------------      ------------      ------------

                                        14,814             1,783              (662)              (36)           15,899

Special tools                            2,896             1,245                --        (a,b) (686)            3,455
                                  -------------     ------------      ------------      ------------      ------------

Total                             $     17,710      $      3,028      $       (662)     $       (722)     $     19,354
                                  ==============    ============      ============      ============      ============


_______________________
(a)  Reclassifications.
(b)  Amortization charged to cost of products sold.
(c) Includes the sale of the plastics operations of Chrysler's Acustar division.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                          Year ended December 31, 1992
                            (in millions of dollars)


                                   Balance at                                               Other            Balance
                                    beginning         Additions                          changes -           at end
         Classification              of year           at cost         Retirements      add (deduct)         of year
- ------------------------------   --------------    --------------    --------------    --------------     ------------
                                                         (a)
Land                              $        398      $         14      $         (5)     $         --      $        407

Buildings (including im-
   provements and
   building equipment)                   3,393               768               (51)           (b) 92             4,202

Machinery and equipment                  7,145             1,304              (241)           (b) 67             8,275

Furniture and fixtures                     402                91               (11)          (b) (35)              447

Construction in progress
   (buildings and improve-
   ments, machinery and
   equipment and furni-
   ture and fixtures, in
   process of construction
   or installation)                      1,627              (162)               (2)           (b) 20             1,483
                                  ------------      ------------      ------------      ------------       -----------
                                        12,965             2,015              (310)              144            14,814

Special tools                            2,640               901                --        (b,c) (645)            2,896
                                  ------------      ------------      ------------      ------------       -----------

Total                             $     15,605      $      2,916      $       (310)     $       (501)     $     17,710
                                  ============      ============      ============      ============      ============


_______________________
(a)  Includes consolidation of New Venture Gear, Inc.
(b)  Reclassifications.
(c)  Amortization charged to cost of products sold.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                          Year ended December 31, 1991
                            (in millions of dollars)


                                   Balance at                                               Other            Balance
                                    beginning         Additions                          changes -           at end
         Classification              of year           at cost         Retirements      add (deduct)         of year
- ------------------------------   --------------    --------------    --------------    -------------      ------------
                                                         (a)
Land                              $        397      $          7      $         (9)     $      (b) 3      $        398

Buildings (including im-
   provements and
   building equipment)                   3,001               428               (53)           (b) 17             3,393

Machinery and equipment                  6,539               700              (216)          (b) 122             7,145

Furniture and fixtures                     364                54               (16)               --               402

Construction in progress
   (buildings and improve-
   ments, machinery and
   equipment and furni-
   ture and fixtures, in
   process of construction
   or installation)                      1,258               372                (1)           (b) (2)            1,627
                                  -------------     ------------      ------------      ------------      ------------
                                        11,559             1,561              (295)              140            12,965

Special tools                            2,507               708                --        (b,c) (575)            2,640
                                  -------------     ------------      ------------      ------------      ------------

Total                             $     14,066      $      2,269      $       (295)     $       (435)     $     15,605
                                  =============      ============      ============      ============      ============



__________________________
(a)  Includes fixed assets of General Rent-A-Car.
(b)  Reclassifications.
(c)  Amortization charged to cost of products sold.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                  Years ended December 31, 1993, 1992 and 1991
                            (in millions of dollars)


                                                      Additions
                                   Balance at          charged                              Other            Balance
                                    beginning         to costs                           changes -           at end
         Classification              of year        and expenses       Retirements      add (deduct)         of year
- ------------------------------   --------------    --------------    -------------     --------------     ------------
                                                                                             (a)
Year ended December 31, 1993
- ----------------------------
Buildings (including im-
   provements and
   building equipment)                   1,392               150           (d) (46)               (1)            1,495

Machinery and equipment                  4,574               688          (d) (399)               (7)            4,856

Furniture and fixtures                     213                39          (d) (28)                5               229
                                  -------------     ------------      ------------      ------------      ------------
Total                             $      6,179      $        877      $       (473)     $         (3)     $      6,580
                                  =============     ============      ============      ============      ============
Year ended December 31, 1992
- ----------------------------
Buildings (including im-
   provements and
   building equipment)                   1,146           (b) 178               (32)              100             1,392

Machinery and equipment                  3,746           (b) 973              (178)               33             4,574

Furniture and fixtures                     205            (b) 40                (8)              (24)              213
                                  -------------     ------------      ------------      ------------      ------------
Total                             $      5,097      $      1,191      $       (218)     $        109      $      6,179
                                  =============     ============      ============      ============      ============

Year ended December 31, 1991
- -----------------------------
Buildings (including im-
   provements and
   building equipment)                   1,068           (c) 112               (37)                3             1,146

Machinery and equipment                  3,357           (c) 555              (137)              (29)            3,746

Furniture and fixtures                     173            (c) 44                (9)               (3)              205
                                  -------------     ------------      ------------      ------------      ------------
Total                             $      4,598      $        711      $       (183)     $        (29)     $      5,097
                                  =============     ============      ============      ============      ============



_____________________
(a)  Reclassifications.
(b)  Includes consolidation of New Venture Gear, Inc.
(c)  Includes fixed assets of General Rent-A-Car.
(d) Includes the sale of the plastics operations of Chrysler's Acustar division.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS

                               December 31, 1993
                            (in millions of dollars)

                                                                                                        Nature of any
                                                                                                      default by issuer
                                                                                                        of securities
                                                                                                        guaranteed in
                                                                                                         principal,
                       Title of           Total                        Amount in                          interest,
                       issue of          amount                       treasury of                     sinking fund, or
     Issuer           each class       guaranteed       Amount         issuer of                       redemption pro-
  of securities      of securities      and out-       owned by       securities       Nature of     visions or payment
   guaranteed         guaranteed        standing       Chrysler       guaranteed       guarantee        of dividends
- ---------------    ----------------    ----------    ------------    ------------    ------------    ------------------
Chrysler Motors
  de Venezuela,    Payment guar-                                                       Principal
  S.A.             antee to Bank       $        5        None            None          & Interest           None

Automobili         Payment guar-
  Lamborghini      antees to various
  S.p.A.           financial                                                           Principal
                   institutions                 6        None            None          & Interest           None

Local Devl. Fin.   Guarantee
  Authority of     of Auburn Hills
  Auburn Hills,    Tax Increment                                                       Principal
  Michigan         Bonds, Series 1989A         20        None            None          & Interest           None

Local Devl. Fin.   Guarantee
  Authority of     of Auburn Hills
  Auburn Hills,    Tax Increment                                                       Principal
  Michigan         Bonds, Series 1989B         11        None            None          & Interest           None

Arab American      Payment guar-                                                       Principal
  Vehicles Co.     antee to Bank                3        None            None          & Interest           None

Oklahoma           Guarantee of Junior
  City Airport     Lien Taxable Bonds,                                                 Lease
  Trustees         Fifteenth Series            10        None            None          Payments             None

City of Detroit    Guarantee of
  Local Devl.      Tax Increment                                                       Principal
  Fin. Authority   Bonds, Series A             44        None            None          & Interest           None

Detroit Economic   Guarantee of                                                        Principal
  Growth Corp.     revolving loan               1        None            None          & Interest           None

Dollar Rent        Guarantees of
  A Car Systems,   franchisee auto
  Inc.             and other                                                           Lease
  Franchisees      financing                   13        None            None          Payments             None

Thrifty
  Rent-A-Car       Guarantees of
  System, Inc.     franchisee auto                                                     Lease
  Franchisees      and other financing          2        None            None          Payments             None
                                       ----------    ------------    ------------                       ------------
TOTAL                                  $      115        None            None                               None
                                       ==========    ============    ============                       ============

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1993, 1992 and 1991
                            (in millions of dollars)

                                                              Additions
                                                  --------------------------------
                                    Balance           Charged            Charged
                                 at beginning        to costs           to other                           Balance at
          Description               of year        and expenses         accounts         Deductions        end of year
- ----------------------------    ---------------   --------------     --------------    --------------    --------------
Year ended December 31, 1993
- ----------------------------
Allowance for doubtful ac-
   counts (deducted from
   accounts receivable)           $      63         $      28          $       --        $   (a) 39        $       52

Valuation allowance (deducted
   from deferred tax assets)            130                36                  --            (d) 20               146


Year ended December 31, 1992
- ----------------------------
Allowance for doubtful ac-
   counts (deducted from
   accounts receivable)           $      76         $      41          $       --        $   (a) 54        $       63

Valuation allowance (deducted
   from deferred tax assets)        (b) 107                23                  --                --               130


Year ended December 31, 1991
- ----------------------------
Allowance for doubtful ac-
   counts (deducted from
   accounts receivable)           $       57        $      50          $   (c) 15        $   (a) 46        $       76



_______________________
(a)  Losses charged to reserve.
(b) Chrysler adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992.
(c)  Acquisition of General Rent-A-Car in March 1991.
(d)  Principally utilization of foreign net operating loss carryforwards.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                  Years ended December 31, 1993, 1992 and 1991
                            (in millions of dollars)

                                                                         Maximum           Average          Weighted
                                                     Weighted            amount            amount            average
    Category of aggregate         Balance at          average          outstanding       outstanding      interest rate
    short-term borrowings        end of period     interest rate      during period     during period     during period
- ----------------------------    --------------    --------------     --------------    --------------     -------------
Year ended December 31, 1993
- ----------------------------
Commercial paper:
   Chrysler, excluding CFC        $      --               --           $       --        $       --        $      --
   CFC                                2,772              3.74%              2,951         (b) 1,799          (c) 4.71%
Bank borrowings:
   Chrysler, excluding CFC               --               --                   29            (a) 12        (a,d) 8.51%
   CFC                                  425         (d) 17.51%                437           (b) 376       (c,d) 20.49%
Other                                   100              4.50%                105            (a) 99          (a) 5.37%

Year ended December 31, 1992
- ----------------------------
Commercial paper:
   Chrysler, excluding CFC        $      --                --          $       98        $   (a) 12       (a,d) 19.58%
   CFC                                  295              4.47%                559           (b) 434          (c) 5.19%
Bank borrowings:
   Chrysler, excluding CFC                8              7.39%                270            (a) 91          (a) 8.01%
   CFC                                  393         (d) 24.35%                393           (b) 352       (c,d) 20.70%
Other                                    83              6.14%                105            (a) 96          (a) 6.04%

Year ended December 31, 1991
- -----------------------------
Commercial paper:
   Chrysler, excluding CFC        $      97         (d) 20.26%         $       97        $   (a) 16       (a,d) 22.11%
   CFC                                  339              6.13%              1,361           (b) 560          (c) 7.58%
Bank borrowings:
   Chrysler, excluding CFC               84         (d) 18.24%                197            (a) 80        (a,d) 9.91%
   CFC                                  332         (d) 21.31%                406           (b) 319       (c,d) 19.29%
Other                                    71              6.92%                 77            (a) 68          (a) 7.21%



_______________________
(a)  Based on month-end averages.
(b) Computed by dividing total daily outstanding principal balances by 365 or 366 days, as applicable.
(c) Computed by dividing actual short-term interest expense by the average short-term debt outstanding after adjustments for compensating balances and fees applicable to such borrowings.
(d) Weighted average interest rates are inflated due to high interest rates on Peso borrowings in Mexico.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  Years ended December 31, 1993, 1992 and 1991
                            (in millions of dollars)

                                                                                   Amount charged to
                                Item                                              costs and expenses
         -------------------------------------------------                       ---------------------
         Year ended December 31, 1993
         ----------------------------
         Maintenance and repairs                                                     $        894
         Depreciation and amortization of intangible assets,
            preoperating costs and similar deferrals                                            *
         Taxes, other than payroll and income taxes                                             *
         Royalties                                                                              *
         Advertising costs                                                                    858

         Year ended December 31, 1992
         ----------------------------
         Maintenance and repairs                                                     $        740
         Depreciation and amortization of intangible assets,
            preoperating costs and similar deferrals                                            *
         Taxes, other than payroll and income taxes                                             *
         Royalties                                                                              *
         Advertising costs                                                                    873

         Year ended December 31, 1991
         ----------------------------
         Maintenance and repairs                                                     $        587
         Depreciation and amortization of intangible assets,
            preoperating costs and similar deferrals                                            *
         Taxes, other than payroll and income taxes                                             *
         Royalties                                                                              *
         Advertising costs                                                                    752



Note: Amounts denoted by "*" are not presented because they are less than 1% of total sales and revenues.