Form 10-Q
period 1994-03-31
CHRYSLER CORP /DE
filed 1994-04-29
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1994

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number:  1-9161


                             CHRYSLER CORPORATION
- - ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         STATE OF DELAWARE                        38-2673623
  -------------------------------             ------------------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)


 12000 Chrysler Drive, Highland Park, Michigan    48288-0001
- - ----------------------------------------------    -----------
   (Address of principal executive offices)       (Zip Code)


                                 (313) 956-5741
- - ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /


The registrant had 354,090,138 shares of common stock outstanding as of March 31, 1994.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX


                                                        Page No.
                                                        --------
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                           1-5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations  6-9



Part II.   OTHER INFORMATION

Item 5.    Other Information                             10-12

Item 6.    Exhibits and Reports on Form 8-K                13

Signature Page                                             14

Exhibit Index                                              15

                         PART I.  FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
               For the Three Months Ended March 31, 1994 and 1993
                            (In millions of dollars)


                                                                             1994               1993
                                                                        -------------      -------------
Sales of manufactured products                                          $     12,551       $     10,238
Finance and insurance income                                                     343                375
Other income                                                                     329                291
                                                                        -------------      -------------
                                          TOTAL SALES AND REVENUES            13,223             10,904
                                                                        -------------      -------------

Costs, other than items below                                                  9,606              8,081
Depreciation of property and equipment                                           276                251
Amortization of special tools                                                    230                215
Selling and administrative expenses                                              955                771
Pension expense                                                                  177                213
Nonpension postretirement benefit expense                                        203                194
Interest expense                                                                 233                299
                                                                        -------------      -------------
                                          TOTAL COSTS AND EXPENSES            11,680             10,024
                                                                        -------------      -------------

                       EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
                        EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES             1,543                880
Provision for income taxes                                                       605                350
                                                                        -------------      -------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES            938                530
Cumulative effect of changes in accounting principles (Note 3)                    --             (4,966)
                                                                        -------------      -------------
                                               NET EARNINGS (LOSS)      $        938       $     (4,436)
Preferred stock dividends                                                         20                 20
                                                                        -------------      -------------
                               NET EARNINGS (LOSS) ON COMMON STOCK      $        918       $     (4,456)
                                                                        -------------      -------------
                                                                        -------------      -------------


                                                                       (In dollars or millions of shares)

Primary earnings (loss) per common share:
    Earnings before cumulative effect of changes in accounting
      principles                                                      $       2.55       $       1.57
    Cumulative effect of changes in accounting principles                       --             (15.25)
                                                                      -------------      --------------
    Net earnings (loss) per common share                              $       2.55             (13.68)
                                                                      -------------      --------------
                                                                      -------------      --------------

    Average common and dilutive equivalent shares outstanding                360.1              325.6

Fully diluted earnings per common share:
    Earnings before cumulative effect of changes in accounting
      principles                                                      $       2.30       $         --
    Cumulative effect of changes in accounting principles                       --                 --
                                                                      -------------      --------------
    Net earnings per common share                                     $       2.30       $         --
                                                                      -------------      --------------
                                                                      -------------      --------------

    Average common and dilutive equivalent shares outstanding                408.3                 --

Dividends declared per common share                                   $       0.20       $       0.15


_____________________________
See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)


                                                                    1994                      1993
                                                                -------------    ------------------------------
                                                                  March 31          Dec. 31         March 31
                                                                -------------    -------------    -------------
                                                                 (unaudited)                       (unaudited)
ASSETS:
Cash and cash equivalents                                       $     5,385      $     4,040      $     3,861
Marketable securities                                                 1,105            1,055            1,243
Accounts receivable - trade and other                                 2,780            1,799            2,071
Inventories (Note 2)                                                  3,462            3,629            3,388
Prepaid taxes, pension and other expenses                               773              833              691
Finance receivables and retained interests in sold
    receivables and other related amounts                            10,553           10,208           12,022
Property and equipment                                                9,417            9,319            8,636
Special tools                                                         3,371            3,455            2,885
Intangible assets                                                     4,304            4,328            4,597
Deferred tax assets                                                   1,879            2,210            2,658
Other assets                                                          2,855            2,954            1,769
                                                               -------------     ------------     ------------
                                               TOTAL ASSETS     $    45,884      $    43,830      $    43,821
                                                               -------------     ------------     ------------
                                                               -------------     ------------     ------------

LIABILITIES:
Accounts payable                                                $     7,320      $     6,863      $     6,398
Short-term debt                                                       3,687            3,297            1,902
Payments due within one year on long-term debt                        1,196            1,283            1,193
Accrued liabilities and expenses                                      5,061            4,650            4,726
Long-term debt                                                        7,343            6,871           10,881
Accrued noncurrent employee benefits                                 10,065           10,613           10,289
Other noncurrent liabilities                                          3,547            3,417            3,424
                                                               -------------     ------------     ------------
                                          TOTAL LIABILITIES          38,219           36,994           38,813
                                                               -------------     ------------     ------------


SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued:  1994 and 1993 - 1.7 shares (aggregate
    liquidation preference $863 million)                                  2                2                2
Common stock - $1 per share par value; authorized
    500.0 shares; issued: 1994 and 1993 - 364.1 shares                  364              364              364
Additional paid-in capital                                            5,532            5,533            5,547
Retained earnings (accumulated deficit)                               1,996            1,170             (588)
Treasury stock - at cost:  1994 - 10.0 shares;
    1993 - 10.4 and 15.0 shares, respectively                          (229)            (233)            (317)
                                                               -------------     ------------     ------------
                                 TOTAL SHAREHOLDERS' EQUITY           7,665            6,836            5,008
                                                               -------------     ------------     ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $    45,884      $    43,830      $    43,821
                                                               -------------     ------------     ------------
                                                               -------------     ------------     ------------



_____________________________
See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
               For the Three Months Ended March 31, 1994 and 1993
                            (In millions of dollars)


                                                                                 1994               1993
                                                                              -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                           $       938        $    (4,436)
Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                     506                466
    Provision for credit losses                                                        48                 52
    Deferred income tax provision                                                     287                273
    Cumulative effect of changes in accounting principles                              --              4,966
    Change in accounts receivable                                                    (982)              (223)
    Change in inventories                                                             144               (298)
    Change in prepaid expenses and other assets                                        18                 22
    Change in accounts payable and accrued and other liabilities                      514               (599)
    Other                                                                               7                 14
                                                                              -----------       ------------
                                 NET CASH PROVIDED BY OPERATING ACTIVITIES          1,480                237
                                                                              -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                             (1,097)            (1,823)
    Sales and maturities of marketable securities                                   1,038              1,872
    Finance receivables acquired                                                   (4,401)            (4,237)
    Finance receivables collected                                                   1,081              1,106
    Proceeds from sales of finance receivables                                      2,926              2,010
    Proceeds from sales of nonautomotive assets                                        --              2,267
    Expenditures for property and equipment                                          (435)              (245)
    Expenditures for special tools                                                   (148)              (204)
    Other                                                                             215                178
                                                                              -----------       ------------

                      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (821)               924
                                                                              -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in short-term debt (less than 90-day maturities)                           390              1,122
    Proceeds under revolving lines of credit and long-term borrowings                 610              2,175
    Payments on revolving lines of credit and long-term borrowings                   (226)            (4,874)
    Proceeds from issuance of common stock, net of expenses                            --              1,952
    Dividends paid                                                                    (91)               (64)
    Other                                                                               3                 32
                                                                              -----------       ------------
                                 NET CASH PROVIDED BY FINANCING ACTIVITIES            686                343
                                                                              -----------       ------------

Change in cash and cash equivalents                                                 1,345              1,504
Cash and cash equivalents at beginning of period                                    4,040              2,357
                                                                              -----------       ------------
Cash and cash equivalents at end of period                                    $     5,385        $     3,861
                                                                              -----------       ------------
                                                                              -----------       ------------


_____________________________
See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Consolidation and Financial Statement Presentation

The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Chrysler for the three months ended March 31, 1994 and 1993 reflect all adjustments, consisting of only normal and recurring items (with the exception of the items discussed in Note 3), which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three months ended March 31, 1994 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1993. Amounts for 1993 have been reclassified to conform with current period classifications.


Note 2.  Inventories

Inventories, summarized by major classification, were as follows:

                                                                     1994                 1993
                                                                ---------------  ------------------------------
                                                                  March 31           Dec. 31        March 31
                                                                ---------------    -------------   ------------
                                                                             (In millions of dollars)
Finished products, including service parts                      $     1,013      $     1,016      $     1,127
Raw materials, finished production parts and supplies                 1,138            1,177            1,115
Vehicles held for short-term lease                                    1,311            1,436            1,146
                                                                -----------      -----------      -----------
                                                     TOTAL      $     3,462      $     3,629      $     3,388
                                                                -----------      -----------      -----------
                                                                -----------      -----------      -----------



Note 3.  Changes in Accounting Principles

Certain Investments in Debt and Equity Securities

Effective January 1, 1994, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This new accounting standard specifies the accounting and reporting requirements for changes in the fair values of investments in debt and equity securities which have readily determinable fair values.

Under SFAS No. 115, these debt and equity securities are categorized into one of the following categories--trading, available-for-sale and held-to-maturity. Trading securities and available-for-sale securities are carried at their fair values. Changes in the fair value of trading securities are included in earnings immediately. Changes in the fair value of available-for-sale securities are recorded as a component of shareholders' equity until realized. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

At January 1, 1994, Chrysler had investments in securities accounted for in accordance with SFAS No. 115 with an aggregate carrying value of $4.7 billion, consisting primarily of commercial paper, federal government agency securities and corporate debt. Substantially all of these securities are categorized as available-for-sale, and have maturities within one year. Adoption of this accounting standard did not have a material effect on Chrysler's financial statements at January 1, 1994.

Note 3.  Changes in Accounting Principles - Continued

Nonpension Postretirement Benefits

Effective January 1, 1993, Chrysler adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of such benefits during the years the employees provide services. The adoption of this accounting standard resulted in an after-tax charge of $4.68 billion, or $14.38 per common share. This one-time charge represented the immediate recognition of the SFAS No. 106 transition obligation of $7.44 billion, partially offset by $2.76 billion of estimated tax benefits. The SFAS No. 106 transition obligation was the aggregate amount that would have been accrued in the years prior to the adoption of SFAS No. 106, had this standard been in effect for those years. Implementation of SFAS No. 106 did not increase Chrysler's cash expenditures for nonpension postretirement benefits.

Postemployment Benefits

Effective January 1, 1993, Chrysler adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting standard requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. Adoption of this accounting standard resulted in the recognition of an after-tax charge of $283 million, or $0.87 per common share. Adoption of SFAS No. 112 did not increase Chrysler's cash expenditures for postemployment benefits. Previously reported results for the three months ended March 31, 1993 have been restated to reflect the adoption of SFAS No. 112 effective January 1, 1993.

Impaired Loans

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. This new accounting standard requires creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. Chrysler has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position.
Chrysler plans to adopt this standard on or before January 1, 1995, as required.


Note 4.  Sales of Automotive Assets and Investments

During the first quarter of 1994, Chrysler sold the wiring harness operations of its Acustar division, and entered into a long-term supply agreement with the purchaser. Aggregate net proceeds from the sale and the supply agreement were approximately $225 million. The related pretax gain of approximately $196 million has been deferred and will be recognized over the five-year term of the supply agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                FINANCIAL REVIEW

   Chrysler Corporation and its consolidated subsidiaries ("Chrysler") reported earnings before income taxes and the cumulative effect of changes in accounting principles of $1.5 billion for the first quarter of 1994, compared with $880
million for the first quarter of 1993.   The substantial improvement in
operating results in the first quarter of 1994 over the first quarter of 1993 resulted from an increase in sales volume and pricing actions, including lower per unit sales incentives, partially offset by increased advertising and employee costs. Chrysler's worldwide factory car and truck sales for the three months ended March 31, 1994 were 740,598 units, a 15 percent increase from the first quarter of 1993. Combined U.S. and Canadian dealers' days supply of vehicle inventory decreased to 50 days at March 31, 1994 from 63 days at December 31, 1993 and 64 days at March 31, 1993.

   Net earnings for the first quarter of 1994 were $938 million, or $2.55 per common share, compared with a net loss of $4.4 billion, or $13.68 per common share, in the first quarter of 1993. The net loss for the first quarter of 1993 resulted from a charge of $4.7 billion, or $14.38 per common share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." First quarter 1993 results also included a charge of $283 million, or $0.87 per common share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

   In the first quarter of 1994, North American vehicle industry retail sales, on a Seasonally Adjusted Annual Rate basis, were 17.2 million cars and trucks, compared to 14.7 million units for the first quarter of 1993, an increase of 17 percent. Chrysler's U.S. and Canada combined retail car and truck market share for the three months ended March 31, 1994 remained level with the three months ended March 31, 1993, as an increase in truck market share was offset by a decrease in car market share, as shown in the following table:

                                                                                      First Quarter
                                                                             --------------------------------
                                                                                                      Inc./
                                                                               1994       1993       (Dec.)
                                                                             --------   --------    ---------
U.S. Retail Market Share (1):
   Car                                                                           9.8%       10.5%     (0.7)%
   Truck                                                                        23.2%       22.4%      0.8 %
   Combined U.S. Car and Truck                                                  15.3%       15.2%      0.1 %
U.S. and Canada Combined Retail Market Share (1)                                15.7%       15.7%      --

_____________________________
(1)   All market share data include fleet sales.

      Although the number of Chrysler cars sold in the U.S. retail market increased approximately 8 percent in the first quarter of 1994 as compared to the first quarter of 1993, Chrysler's U.S. retail car market share declined. The increase in U.S. truck market share for the three months reflects increased sales in the full-size pickup truck and sport-utility market segments, resulting from the introduction of Chrysler's all-new Dodge Ram pickup truck in 1993 and the continued success of Jeep vehicles.

      The earnings of Chrysler Financial Corporation ("CFC") before income taxes and the cumulative effect of changes in accounting principles for the first quarter of 1994 were $75 million, compared to $50 million in the first quarter of 1993. The increase in first quarter 1994 operating results compared to the first quarter of 1993 was primarily the result of higher levels of automotive financing. CFC reported net earnings of $47 million and $7 million for the first quarter of 1994 and 1993, respectively. CFC's net earnings for the first quarter of 1993 included charges totaling $30 million for the adoptions of SFAS No. 106 and SFAS No. 112.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL REVIEW - Continued

      Chrysler is primarily a North American automotive company. During the first quarter of 1994, North American automobile industry sales increased as the economic recovery continued. Chrysler experienced sales growth consistent with the North American automobile industry. In response to this continued economic recovery, Chrysler revised its product development and productive asset acquisition plans to increase its production capacity by approximately 500,000 units per year by 1996. These planned capacity expansions increased Chrysler's projected spending for new product development and the acquisition of productive assets, and could result in the hiring of up to 6,000 new employees by the end of 1996.


              COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS

      Chrysler's total sales and revenues for the three months ended March 31, 1994 and 1993 were as follows:

                                                                                      First Quarter
                                                                         ---------------------------------------
                                                                                                         Inc./
                                                                             1994           1993        (Dec.)
                                                                         -----------    -----------   ----------
                                                                          (In millions of dollars)

Sales of manufactured products                                           $   12,551     $   10,238          23 %
Finance and insurance income                                                    343            375          (9)%
Other income                                                                    329            291          13 %
                                                                         -----------    -----------
     Total sales and revenues                                            $   13,223     $   10,904          21 %
                                                                         -----------    -----------
                                                                         -----------    -----------



        The increase in sales of manufactured products in the first quarter of 1994 primarily reflects a 15 percent increase in the factory unit sales to 740,598 in the first quarter of 1994, and an increase in the average revenue per unit, net of sales incentives, from $16,006 in the first quarter of 1993 to $16,823 in the first quarter of 1994. The increase in average revenue per unit in 1994 was largely due to an improved mix of higher-priced, full-size pickup trucks and pricing actions, including lower per unit sales incentives.

        The decreased finance and insurance income in the first quarter of 1994 as compared to the first quarter of 1993 was primarily the result of reduced nonautomotive financing revenue, resulting from sales and liquidations of nonautomotive financing operations during 1993. Total automotive financing volume in the first quarter of 1994 and 1993 was $17.1 billion and $14.1 billion, respectively. Financing support provided in the U.S. by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the three months ended March 31, 1994 and 1993 were as follows:

                                                                                           First Quarter
                                                                                       ---------------------
                                                                                         1994        1993
                                                                                       ---------   ---------
U.S. Penetration:
   Retail                                                                                  24 %        23 %
   Wholesale                                                                               71 %        71 %
Number of New Chrysler Vehicles Financed in the U.S. (in thousands):
   Retail                                                                                 137          111
   Wholesale                                                                              423          377

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS - Continued

     Total costs and expenses for the first quarter of 1994 and 1993 were as follows:

                                                                                          First Quarter
                                                                            ---------------------------------------
                                                                                                             Inc./
                                                                               1994             1993        (Dec.)
                                                                            ------------     ----------   ----------
                                                                              (In millions of dollars)

Costs, other than items below                                                 $   9,606     $    8,081         19 %
Depreciation of property and equipment                                              276            251         10 %
Amortization of special tools                                                       230            215          7 %
Selling and administrative expenses                                                 955            771         24 %
Pension expense                                                                     177            213        (17)%
Nonpension postretirement benefit expense                                           203            194          5 %
Interest expense                                                                    233            299        (22)%
                                                                              ----------    -----------
    Total costs and expenses                                                  $  11,680     $   10,024         17 %
                                                                              ----------    -----------
                                                                              ----------    -----------


        Costs, other than items below increased in the first quarter of 1994 primarily as a result of the 15 percent increase in factory unit sales, and sales of an increased proportion of higher-priced products, primarily full-size pickup trucks. Costs, other than items below were 77 percent and 79 percent of sales of manufactured products for the three months ended March 31, 1994 and 1993, respectively. This decrease was primarily attributable to improved capacity utilization and an increased mix of higher-margin full-size pickup trucks.

        The increase in depreciation of property and equipment for the three months ended March 31, 1994, as compared to the corresponding 1993 period is the result of Chrysler's facility modernization program and related obsolescence costs for certain renovated facilities, partially offset by lower depreciation at CFC reflecting the sales of CFC's nonautomotive operations.

        Special tooling amortization increased in the first quarter of 1994 compared with the first quarter of 1993 as tooling amortization associated with current models exceeded the tooling amortization associated with previously discontinued models.

        The increase in selling and administrative expenses for the first quarter of 1994, as compared to the first quarter of 1993, primarily resulted from increased advertising expenses related to the introduction of the Dodge and Plymouth Neon, and increased employee costs.

        Pension expense decreased for the three months ended March 31, 1994 as compared to the corresponding period of 1993 due to the improved funding of the plans (including the $3.5 billion in contributions made in 1993) and the cost of early retirement programs in the first quarter of 1993. These decreases were partially offset by the reduction in the discount rate used to measure the projected benefit obligation and scheduled increases in benefits included in the 1993 national contracts with Chrysler's principal collective bargaining units.

        Nonpension postretirement benefit expense increased in 1994 due to the decrease in the discount rate used to measure the accumulated nonpension postretirement benefit obligation.

        The decrease in interest expense for 1994 was primarily due to lower average borrowings. The reduced average borrowings resulted from CFC's first quarter 1993 sales of its nonautomotive financing operations and higher levels of sold receivables, and Chrysler's early redemption of $769 million of its outstanding debt in the fourth quarter of 1993. CFC's average effective cost of borrowings decreased to 8.4 percent in the first quarter of 1994 from 8.8 percent in the first quarter of 1993. This decrease primarily reflects the repayment of bank borrowings and increased use of lower cost commercial paper.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

                        LIQUIDITY AND CAPITAL RESOURCES

      Chrysler's combined cash, cash equivalents and marketable securities totaled $6.5 billion at March 31, 1994 (including $554 million held by CFC), an increase of $1.4 billion from December 31, 1993. The increase in the first quarter of 1994 was the result of cash generated by operating activities and issuances of debt by CFC, partially offset by pension contributions and capital expenditures. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its funding requirements.

      During the first quarter of 1994, Chrysler revised its near-term new product development and productive asset acquisition plans to include various actions intended to increase the capacity at several of its facilities. Chrysler currently expects to spend approximately $21 billion in the 1994 to 1998 period for new product development and the acquisition of productive assets.

      Chrysler's projected pension benefit obligation in excess of plan assets was $2.2 billion at December 31, 1993. Chrysler contributed $684 million to the pension fund in the first quarter of 1994. Chrysler's objective is to fully fund its pension obligation by the end of 1995. At March 31, 1994, Chrysler (excluding CFC), had debt maturities of $422 million remaining in 1994, $287 million in 1995, and $42 million in 1996.

      Chrysler's ability to market its products successfully depends significantly on the availability of inventory financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet purchasers of its products, both of which CFC provides.

      Receivable sales continued to be a cost-effective source of funding for CFC, which realized $1.7 billion of net proceeds from the sale of retail receivables in the first quarter of 1994, compared to $1.3 billion in the first quarter of 1993. In addition, CFC's revolving wholesale receivable sale arrangements provided funding which aggregated $4.6 billion and $4.4 billion at March 31, 1994 and 1993, respectively.

      At March 31, 1994, CFC had U.S. and Canadian credit facilities totaling $5.2 billion and receivable sale agreements totaling $2.9 billion. At March 31, 1994, none of CFC's U.S. and Canadian credit facilities or receivable sale agreements were utilized. In April 1994, CFC began the process of negotiating the early replacement of its U.S. and Canadian revolving credit facilities and receivable sale agreements.

      At March 31, 1994, CFC had debt maturities of $4.2 billion during the remainder of 1994 (including $3.1 billion of commercial paper), $625 million in 1995, and $1.1 billion in 1996. CFC believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will be sufficient to enable CFC to meet its funding requirements.

                            NEW ACCOUNTING STANDARD

      In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. This new accounting standard requires creditors to evaluate the collectibility of both contractual interest and principal when evaluating the need for a loss accrual. Chrysler has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. Chrysler plans to adopt this standard on or before January 1, 1995, as required.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

      Deloitte & Touche, Chrysler's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1994 and 1993 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                          PART II.  OTHER INFORMATION
Item 5.  OTHER INFORMATION                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                       STATEMENT OF EARNINGS (unaudited)
               For the Three Months Ended March 31, 1994 and 1993
                            (In millions of dollars)


                                                                                 1994               1993
                                                                            -------------      -------------
Sales of manufactured products                                               $    12,634        $    10,434
Equity in earnings of unconsolidated subsidiaries and affiliates                      50                 22
Other income                                                                           5                  2
                                                                            -------------      -------------
                                                TOTAL SALES AND REVENUES          12,689             10,458
                                                                            -------------      -------------

Costs, other than items below                                                      9,518              8,100
Depreciation of property and equipment                                               255                217
Amortization of special tools                                                        230                215
Selling and administrative expenses                                                  764                592
Pension expense                                                                      175                211
Nonpension postretirement benefit expense                                            202                193
Interest expense                                                                       2                 50
                                                                            -------------      -------------
                                                TOTAL COSTS AND EXPENSES          11,146              9,578
                                                                            -------------      -------------

                             EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
                              EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES           1,543                880
Provision for income taxes                                                           605                350
                                                                            -------------      -------------

   EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES             938                530
Cumulative effect of changes in accounting principles                                 --             (4,966)
                                                                            -------------      -------------

                                                     NET EARNINGS (LOSS)     $       938        $    (4,436)

Preferred stock dividends                                                             20                 20
                                                                            -------------      -------------

                                     NET EARNINGS (LOSS) ON COMMON STOCK     $       918        $    (4,456)
                                                                            -------------      -------------
                                                                            -------------      -------------





This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and its investments in short-term vehicle rental subsidiaries (the "Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present results of operations in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                           BALANCE SHEET (unaudited)
                            (In millions of dollars)

                                                                       1994                       1993
                                                                   -------------     ------------------------------
                                                                      March 31          Dec. 31        March 31
                                                                   -------------     -------------   --------------
ASSETS:
Cash and cash equivalents                                          $      5,185     $      3,777     $      3,505
Marketable securities                                                       751              707              902
Accounts receivable - trade and other                                       959              805            1,298
Inventories                                                               2,416            2,483            2,515
Prepaid taxes, pension and other expenses                                   680              713              505
Property and equipment                                                    8,921            8,820            8,112
Special tools                                                             3,371            3,455            2,885
Investments in and advances to unconsolidated subsidiaries
      and affiliated companies                                            3,688            3,685            3,734
Intangible assets                                                         3,864            3,882            4,122
Deferred tax assets                                                       3,363            3,642            4,115
Other assets                                                              2,089            2,051              521
                                                                   -------------     -------------   --------------
                                               TOTAL ASSETS          $   35,287       $   34,020           32,214
                                                                   -------------     -------------   --------------
                                                                   -------------     -------------   --------------



LIABILITIES:
Accounts payable                                                   $      6,592     $      6,074     $      5,632
Short-term debt                                                             103              100              106
Payments due within one year on long-term debt                              547              399               58
Accrued liabilities and expenses                                          4,785            4,422            4,414
Long-term debt                                                            2,124            2,281            3,434
Accrued noncurrent employee benefits                                     10,013           10,562           10,242
Other noncurrent liabilities                                              3,458            3,346            3,320
                                                                   -------------     -------------   --------------
                                          TOTAL LIABILITIES              27,622           27,184           27,206
                                                                   -------------     -------------   --------------


SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued:  1994 and 1993 - 1.7 shares (aggregate
    liquidation preference - $863 million)                                    2                2                2
Common stock - $1 per share par value; authorized
    500.0 shares; issued: 1994 and 1993 - 364.1 shares                      364              364              364
Additional paid-in capital                                                5,532            5,533            5,547
Retained earnings (accumulated deficit)                                   1,996            1,170             (588)
Treasury stock - at cost:  1994 - 10.0 shares;
    1993 - 10.4 and 15.0 shares, respectively                              (229)            (233)            (317)
                                                                   -------------     -------------   --------------
                                 TOTAL SHAREHOLDERS' EQUITY               7,665            6,836            5,008
                                                                   -------------     -------------   --------------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   35,287       $   34,020           32,214
                                                                   -------------     -------------   --------------
                                                                   -------------     -------------   --------------




This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the financial position of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present financial position in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                      STATEMENT OF CASH FLOWS (unaudited)
               For the Three Months Ended March 31, 1994 and 1993
                            (In millions of dollars)


                                                                                 1994                 1993
                                                                            -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $       938          $    (4,436)
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization                                                      485                  432
  Equity in earnings of unconsolidated subsidiaries and affiliates                   (50)                 (22)
  Deferred income tax provision                                                      287                  273
  Cumulative effect of changes in accounting principles                               --                4,966
  Change in accounts receivable                                                     (155)                (362)
  Change in inventories                                                               44                 (185)
  Change in prepaid expenses and other assets                                         (7)                  83
  Change in accounts payable and accrued and other liabilities                       531                 (559)
  Other                                                                               27                   28
                                                                            -------------        -------------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES            2,100                  218
                                                                            -------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                                (685)              (1,256)
  Sales and maturities of marketable securities                                      634                1,313
  Expenditures for property and equipment                                           (426)                (242)
  Expenditures for special tools                                                    (148)                (204)
  Other                                                                               29                  (64)
                                                                            -------------        -------------
                                  NET CASH USED IN INVESTING ACTIVITIES             (596)                (453)
                                                                            -------------        -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)                              3                   20
  Proceeds under revolving lines of credit and long-term borrowings                    1                   10
  Payments on revolving lines of credit and long-term borrowings                     (12)                (218)
  Proceeds from issuance of common stock, net of expenses                             --                1,952
  Dividends paid                                                                     (91)                 (64)
  Other                                                                                3                   31
                                                                            -------------        -------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (96)               1,731
                                                                            -------------        -------------


Change in cash and cash equivalents                                                1,408                1,496
Cash and cash equivalents at beginning of period                                   3,777                2,009
                                                                            -------------        -------------
Cash and cash equivalents at end of period                                   $     5,185          $     3,505
                                                                            -------------        -------------
                                                                            -------------        -------------




This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present cash flows in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits
            The exhibits filed with this Report are listed in the Exhibit Index which immediately precedes such exhibits.

(b)   Reports on Form 8-K
            There were no reports on Form 8-K filed during the three months ended March 31, 1994.

                                                                       CONFORMED





                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          CHRYSLER CORPORATION
                                                         ----------------------
                                                              (Registrant)




Date:   April 29, 1994                       By  J. D. Donlon, III
                                                 -----------------
                                                 J. D. Donlon, III
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

                   For Quarterly Report on Form 10-Q for the
                     Quarterly Period Ended March 31, 1994


 Exhibit

   11        Statement regarding computation of earnings per common share.
             (Filed with this report.)

   15A Letter, dated April 19, 1994, re unaudited interim information. (Filed with this report.)

   15B Letter, dated April 29, 1994, re unaudited interim information. (Filed with this report.)