Form 10-Q
period 1994-06-30
CHRYSLER CORP /DE
filed 1994-07-18
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ______________________

Commission file number 1-9161


                              CHRYSLER CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


         STATE OF DELAWARE                             38-2673623
  -------------------------------                  ------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)


 12000 Chrysler Drive, Highland Park, Michigan            48288-0001
- - -----------------------------------------------           ----------
   (Address of principal executive offices)               (Zip Code)


                               (313) 956-5741
               ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

The registrant had 354,163,755 shares of common stock outstanding as of June 30, 1994.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX


                                                                  Page No.
                                                                  --------
Part I. FINANCIAL INFORMATION

    Item 1.   Financial Statements                                   1-5

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations          6-10


Part II.      OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders   11-12

    Item 5.   Other Information                                     13-15

    Item 6.   Exhibits and Reports on Form 8-K                        16

Signature Page                                                        17

Exhibit Index                                                         18


                         PART I.  FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS
                    CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
           For the Three and Six Months Ended June 30, 1994 and 1993
                            (In millions of dollars)

                                                         Three Months Ended           Six Months Ended
                                                      -----------------------      ------------------------
                                                        1994           1993          1994           1993
                                                      --------       ---------     --------      ----------
Sales of manufactured products                        $   12,369     $ 10,307      $   24,920     $  20,545
Finance and insurance income                                 330          360             673           735
Other income                                                 383          364             712           655
                                                      -----------    ---------     -----------    -----------
                         TOTAL SALES AND REVENUES         13,082       11,031          26,305        21,935
                                                      -----------    ---------     -----------    -----------

Costs, other than items below                              9,375        8,098          18,981        16,179
Depreciation of property and equipment (Note 5)              230          252             506           503
Amortization of special tools (Note 5)                       276          177             506           392
Selling and administrative expenses                          997          886           1,952         1,657
Pension expense                                              158          173             335           386
Nonpension postretirement benefit expense                    204          201             407           395
Interest expense                                             249          293             482           592
Gain on sales of automotive assets
   and investments (Note 4)                                   --         (171)             --          (171)
                                                      -----------    ---------     -----------    -----------
                         TOTAL COSTS AND EXPENSES         11,489        9,909          23,169        19,933
                                                      -----------    ---------     -----------    -----------

      EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
       EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES          1,593        1,122           3,136         2,002
Provision for income taxes                                   637          437           1,242           787
                                                      -----------    ---------     -----------    -----------
     EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
                         IN ACCOUNTING PRINCIPLES            956          685           1,894         1,215
Cumulative effect of changes in accounting
   principles (Note 3)                                        --           --              --        (4,966)
                                                      -----------    ---------     -----------    -----------
                              NET EARNINGS (LOSS)     $      956     $    685      $    1,894     $  (3,751)
Preferred stock dividends                                     20           20              40            40
                                                      -----------    ---------     -----------    -----------
              NET EARNINGS (LOSS) ON COMMON STOCK     $      936     $    665      $    1,854     $  (3,791)
                                                      ===========    =========     ===========    ===========

                                                                 (In dollars or millions of shares)

Primary earnings (loss) per common share:
    Earnings before cumulative effect of
      changes in accounting principles                $     2.61     $   1.86      $     5.16     $    3.48
    Cumulative effect of changes in
      accounting principles                                   --           --              --        (14.70)
                                                      -----------    ---------     -----------    -----------
    Net earnings (loss) per common share              $     2.61     $   1.86      $     5.16     $  (11.22)
                                                      ===========    =========     ===========    ===========
    Average common and dilutive equivalent
      shares outstanding                                   359.1        357.6           359.6         338.0

Fully diluted earnings per common share:
    Earnings before cumulative effect of
      changes in accounting principles                $     2.35     $   1.69      $     4.64     $      --
    Cumulative effect of changes in
      accounting principles                                   --           --              --            --
                                                      -----------    ---------     -----------    -----------
    Net earnings per common share                     $     2.35     $   1.69      $     4.64     $      --
                                                      ===========    =========     ===========    ===========
    Average common and dilutive equivalent
      shares outstanding                                   407.5        406.0           407.9            --

Dividends declared per common share                   $     0.25     $   0.15      $     0.45     $    0.30
_________________________

See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)


                                                                   1994                    1993
                                                               -----------     -----------------------------
                                                                 June 30         Dec. 31          June 30
                                                               -----------     ------------    -------------
ASSETS:
Cash and cash equivalents                                      $   5,654       $    4,040       $   4,120
Marketable securities                                              1,212            1,055           1,438
Accounts receivable - trade and other                              2,585            1,799           1,904
Inventories (Note 2)                                               3,430            3,629           3,458
Prepaid taxes, pension and other expenses                            693              833             590
Finance receivables and retained interests in sold
    receivables and other related amounts                         11,036           10,208          10,906
Property and equipment                                             9,766            9,319           8,744
Special tools                                                      3,378            3,455           2,928
Intangible assets                                                  4,276            4,328           4,551
Deferred tax assets                                                1,559            2,210           2,506
Other assets                                                       2,763            2,954           1,681
                                                               ----------      -----------      ----------
                                              TOTAL ASSETS     $  46,352       $   43,830       $  42,826
                                                               ==========      ===========      ==========

LIABILITIES:
Accounts payable                                               $   7,440       $    6,863       $   6,187
Short-term debt                                                    3,781            3,297           2,078
Payments due within one year on long-term debt                     1,110            1,283             880
Accrued liabilities and expenses                                   4,891            4,650           4,200
Long-term debt                                                     7,361            6,871           9,884
Accrued noncurrent employee benefits                               9,659           10,613          10,566
Other noncurrent liabilities                                       3,606            3,417           3,395
                                                               ----------      -----------      ----------
                                         TOTAL LIABILITIES        37,848           36,994          37,190
                                                               ----------      -----------      ----------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued:  1994 and 1993 - 1.7 shares (aggregate
    liquidation preference $863 million)                               2                2               2
Common stock - $1 per share par value; authorized
    1,000.0 shares; issued: 1994 and 1993 - 364.1 shares             364              364             364
Additional paid-in capital                                         5,532            5,533           5,538
Retained earnings                                                  2,834            1,170              13
Treasury stock - at cost:  1994 - 9.9 shares;
    1993 - 10.4 and 13.2 shares,  respectively                      (228)            (233)           (281)
                                                               ----------      -----------      ----------
                                TOTAL SHAREHOLDERS' EQUITY         8,504            6,836           5,636
                                                               ----------      -----------      ----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  46,352       $   43,830       $  42,826
                                                               ==========      ===========      ==========


_________________________
See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1994 and 1993
                            (In millions of dollars)


                                                                                         1994                1993
                                                                                      -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                   $    1,894           $   (3,751)
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                           1,012                  895
   Provision for credit losses                                                                90                  120
   Deferred income tax provision                                                             659                  404
   Gain on sales of automotive assets and investments                                         --                 (171)
   Cumulative effect of changes in accounting principles                                      --                4,966
   Change in accounts receivable                                                            (787)                 (56)
   Change in inventories                                                                     160                 (386)
   Change in prepaid expenses and other assets                                                81                   45
   Change in accounts payable and accrued and other liabilities                               81               (1,001)
   Other                                                                                      44                  (15)
                                                                                      -----------         ------------
                                    NET CASH PROVIDED BY OPERATING ACTIVITIES              3,234                1,050
                                                                                      -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                                     (1,857)              (2,890)
   Sales and maturities of marketable securities                                           1,680                2,744
   Proceeds from sales of automotive assets and investments                                   62                  309
   Finance receivables acquired                                                           (9,636)              (8,945)
   Finance receivables collected                                                           1,420                3,680
   Proceeds from sales of finance receivables                                              7,518                5,275
   Proceeds from sales of nonautomotive assets                                                --                2,267
   Expenditures for property and equipment                                                (1,045)                (653)
   Expenditures for special tools                                                           (438)                (429)
   Other                                                                                      60                  187
                                                                                      -----------         ------------
                          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (2,236)               1,545
                                                                                      -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt (less than 90-day maturities)                                   484                1,299
   Proceeds under revolving lines of credit and long-term borrowings                         703                5,303
   Payments on revolving lines of credit and long-term borrowings                           (393)              (9,307)
   Proceeds from issuance of common stock, net of expenses                                    --                1,952
   Dividends paid                                                                           (182)                (136)
   Other                                                                                       4                   57
                                                                                      -----------         ------------
                          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                616                 (832)
                                                                                      -----------         ------------

Change in cash and cash equivalents                                                        1,614                1,763
Cash and cash equivalents at beginning of period                                           4,040                2,357
                                                                                      -----------         ------------
Cash and cash equivalents at end of period                                            $    5,654          $     4,120
                                                                                      ===========         ============

_________________________
See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Consolidation and Financial Statement Presentation

The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Chrysler for the three and six months ended June 30, 1994 and 1993 reflect all adjustments, consisting of only normal and recurring items (with the exception of the items discussed in Note 3), which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1993. Amounts for 1993 have been reclassified to conform with current period classifications.


Note 2.  Inventories

Inventories, summarized by major classification, were as follows:

                                                                     1994                  1993
                                                                 ------------    -----------------------------
                                                                    June 30        Dec. 31           June 30
                                                                 ------------    -----------      ------------
                                                                           (In millions of dollars)
Finished products, including service parts                       $       993     $    1,016       $    1,013
Raw materials, finished production parts and supplies                  1,143          1,177            1,007
Vehicles held for short-term lease                                     1,294          1,436            1,438
                                                                 ------------    -----------      ------------
                                                     TOTAL       $     3,430     $    3,629       $    3,458
                                                                 ============    ===========      ============

Note 3.  Changes in Accounting Principles

Certain Investments in Debt and Equity Securities

Effective January 1, 1994, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This new accounting standard specifies the accounting and reporting requirements for changes in the fair values of investments in debt and equity securities which have readily determinable fair values. Adoption of this accounting standard did not have a material effect on Chrysler's consolidated financial statements at January 1, 1994.

Nonpension Postretirement Benefits

Effective January 1, 1993, Chrysler adopted SFAS No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of such benefits during the years the employees provide services. The adoption of this accounting standard resulted in an after-tax charge of $4.68 billion, or $13.86 per common share. This one-time charge represented the immediate recognition of the SFAS No. 106 transition obligation of $7.44 billion, partially offset by $2.76 billion of estimated tax benefits. Implementation of SFAS No. 106 did not increase Chrysler's cash expenditures for nonpension postretirement benefits.

Postemployment Benefits

Effective January 1, 1993, Chrysler adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting standard requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. Adoption of this accounting standard resulted in the recognition of an after-tax charge of $283 million, or $0.84 per common share. Adoption of SFAS No. 112 did not increase Chrysler's cash expenditures for postemployment benefits. Previously reported results for the six months ended June 30, 1993 have been restated to reflect the adoption of SFAS No. 112 effective January 1, 1993.

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

Note 4.  Sales of Automotive Assets and Investments

During the second quarter of 1994, Chrysler sold certain of the soft trim operations of its Acustar division, and entered into a five-year supply agreement with the purchaser. Aggregate net proceeds from the sale and the supply agreement were approximately $100 million. The related pretax gain of approximately $60 million has been deferred and will be recognized over the term of the supply agreement.

During the first quarter of 1994, Chrysler sold the wiring harness operations of its Acustar division, and entered into a five-year supply agreement with the purchaser. Aggregate net proceeds from the sale and the supply agreement were approximately $225 million. The related pretax gain of approximately $196 million has been deferred and will be recognized over the term of the supply agreement.

During the second quarter of 1993, Chrysler sold the plastics operations of its Acustar division for net proceeds of $132 million, resulting in a pretax gain of $60 million ($39 million after applicable income taxes). Also during the second quarter of 1993, Chrysler sold an aggregate of 27 million shares of Mitsubishi Motors Corporation for proceeds of $177 million, resulting in a pretax gain of $111 million ($70 million after applicable income taxes).


Note 5.  Changes in Estimated Service Lives of Fixed Assets

During the second quarter of 1994, Chrysler revised the estimated service lives of certain special tools and property and equipment. These revisions were based on updated assessments of the service lives of the related assets and resulted in the recognition of additional amortization of special tools of $89 million and decreased depreciation of property and equipment of $15 million for the second quarter of 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 FINANCIAL REVIEW

    Chrysler Corporation and its consolidated subsidiaries ("Chrysler") reported earnings before income taxes of $1.6 billion for the second quarter of 1994, compared with $1.1 billion for the second quarter of 1993. For the first six months of 1994, Chrysler reported earnings before income taxes and the cumulative effect of changes in accounting principles of $3.1 billion, compared with $2.0 billion for the comparable period of 1993. Pretax earnings for the second quarter and first six months of 1993 included gains on sales of automotive assets and investments of $171 million.

    The improvement in operating results in the second quarter and first six months of 1994 over the corresponding periods of 1993 resulted from an increase in sales volume and pricing actions, including lower per unit sales incentives, partially offset by increased employee costs. Chrysler's worldwide factory car and truck sales for the three and six months ended June 30, 1994 were 702,802 units, a 7 percent increase from the second quarter of 1993, and 1,443,400 units, an 11 percent increase over the first six months of 1993. Combined U.S. and Canadian dealers' days supply of vehicle inventory decreased to 45 days at June 30, 1994 from 63 days at December 31, 1993 and 50 days at June 30, 1993.

    Net earnings for the second quarter of 1994 were $956 million, or $2.61 per common share, compared with $685 million, or $1.86 per common share, in the second quarter of 1993. Net earnings for the six months ended June 30, 1994 were $1.9 billion, compared to a net loss of $3.8 billion for the comparable period of 1993. The net loss for the first six months of 1993 resulted from a charge of $4.7 billion, or $13.86 per common share, for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Results for the first six months of 1993 also included a charge of $283 million, or $0.84 per common share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

    In the second quarter of 1994, North American vehicle industry retail sales, on a Seasonally Adjusted Annual Rate basis, were 16.4 million cars and trucks, compared to 15.6 million units for the second quarter of 1993, an increase of 5 percent. Chrysler's U.S. and Canada combined retail car and truck market share for the three and six months ended June 30, 1994 remained consistent with the corresponding 1993 periods, as increases in truck market share were offset by decreases in car market share, as shown in the following table:

                                                   Second Quarter                         Six Months
                                        ----------------------------------        ----------------------------
                                                                    Inc./                                Inc./
                                          1994          1993       (Dec.)          1994      1993       (Dec.)
                                        --------      --------    --------       --------   -------    --------
U.S. Retail Market Share (1):
    Car                                    9.5%          10.0%     (0.5)  %         9.6%     10.2%      (0.6)  %
    Truck                                 22.9%          22.6%      0.3   %        23.1%     22.5%       0.6   %
    Combined U.S. Car and Truck           15.0%          15.0%       --            15.1%     15.1%        --
U.S. and Canada Combined Retail
    Market Share (1)                      15.4%          15.4%       --            15.6%     15.5%       0.1   %
_______________________________

(1) All market share data include fleet sales.

    The decline in Chrysler's U.S. car market share for the three and six month periods was the result of declines in sales of models which are scheduled to be replaced in the fall of 1994, partially offset by increases in sales of subcompact cars due to the introduction of the Dodge and Plymouth Neon. The increases in U.S. truck market share for the three and six month periods reflect increased sales in the full-size pickup truck and sport-utility market segments, resulting from the introduction of Chrysler's all-new Dodge Ram pickup truck in 1993 and the continued success of Jeep(R) vehicles.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL REVIEW - Continued

    Pretax earnings of Chrysler Financial Corporation ("CFC") for the second quarter of 1994 and 1993 were $69 million and $62 million, respectively. For the six months ended June 30, 1994, CFC's earnings before income taxes and the cumulative effect of changes in accounting principles were $144 million, compared to $112 million for the comparable period of 1993. The improved results in the second quarter and first six months of 1994 compared to the corresponding periods of 1993 were primarily the result of higher levels of automotive financing and lower provisions for credit losses, partially offset by reduced retail automotive margins. CFC reported net earnings of $44 million in each of the second quarters of 1994 and 1993. CFC's net earnings for the first six months of 1994 and 1993 were $91 million and $51 million, respectively. CFC's net earnings for the first six months of 1993 included charges totaling $30 million for the adoptions of SFAS No. 106 and SFAS No. 112.

    Chrysler's revenues and results of operations are principally derived from the North American automotive marketplace. During the first six months of 1994, North American automobile industry sales increased from the 1993 levels, as the economic recovery continued. Chrysler experienced sales growth consistent with the North American automobile industry. In response to this continued economic recovery, during the first quarter of 1994 Chrysler revised its productive asset acquisition plans to increase its worldwide production capacity by approximately 500,000 units per year by 1996. These planned capacity expansions increased Chrysler's projected spending for new product development and the acquisition of productive assets, and could result in the hiring of up to 6,000 additional employees by the end of 1996.

    COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS

    Chrysler's total sales and revenues for the second quarter and first six months of 1994 and 1993 were as follows:

                                                   Second Quarter                       Six Months
                                        ----------------------------------     ----------------------------
                                                                    Inc./                             Inc./
                                          1994          1993       (Dec.)       1994      1993       (Dec.)
                                        --------      --------    --------    --------   -------    --------
                                       (In millions of dollars)               (In millions of dollars)
Sales of manufactured products         $  12,369      $  10,307     20 %      $  24,920   $ 20,545    21 %
Finance and insurance income                 330            360     (8)%            673        735    (8)%
Other income                                 383            364      5 %            712        655     9 %

                                       ---------      ---------               ---------   --------
    Total sales and revenues           $  13,082      $  11,031     19 %      $  26,305   $ 21,935    20 %
                                       =========      =========               =========   ========

    The increase in sales of manufactured products in the second quarter of 1994 primarily reflects the 7 percent increase in factory unit sales as compared to the second quarter of 1993, and an increase in the average revenue per unit, net of sales incentives, to $17,676 in the second quarter of 1994. The increase in sales of manufactured products in the first six months of 1994 primarily reflects the 11 percent increase in factory unit sales as compared to the first six months of 1993, and an increase in the average revenue per unit, net of sales incentives, to $17,236 for the six months ended June 30, 1994. The increase in average revenue per unit in both 1994 periods was largely due to sales of a larger proportion of trucks and pricing actions, including lower per unit sales incentives.

    The decrease in finance and insurance income in the three and six months ended June 30, 1994 as compared to the corresponding 1993 periods was primarily the result of reduced nonautomotive financing revenue, reflecting sales and downsizing of nonautomotive financing operations. Total automotive financing volume in the second quarter and first six months of 1994 was $17.9 billion and $35.0 billion, respectively, compared to $15.6 billion and $29.7 billion for the corresponding 1993 periods. Financing support provided in the U.S. by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the three and six months ended June 30, 1994 and 1993 were as follows:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS - Continued

                                                                  Second Quarter              Six Months
                                                              ----------------------      --------------------
                                                                 1994         1993          1994        1993
                                                              ---------    ---------     ---------    --------
U.S. Penetration:
  Retail                                                         24 %          23 %          24 %         23 %
  Wholesale                                                      75 %          75 %          73 %         73 %
Number of New Chrysler Vehicles Financed
  in the U.S. (in thousands):
  Retail                                                         149           137           286          248
  Wholesale                                                      421           396           844          773

        Total costs and expenses for the second quarter and first six months of 1994 and 1993 were as follows:

                                                   Second Quarter                      Six Months
                                        ----------------------------------    ----------------------------------
                                                                    Inc./                               Inc./
                                          1994          1993       (Dec.)      1994      1993          (Dec.)
                                        --------      --------    --------   --------   -------       --------
                                       (In millions of dollars)              (In millions of dollars)
Costs, other than items below          $  9,375       $  8,098      16 %     $ 18,981   $ 16,179          17 %
Depreciation of property and
    equipment                               230            252      (9)%          506        503           1 %
Amortization of special tools               276            177      56 %          506        392          29 %
Selling and administrative expenses         997            886      13 %        1,952      1,657          18 %
Pension expense                             158            173      (9)%          335        386         (13)%
Nonpension postretirement
    benefit expense                         204            201       1 %          407        395           3 %
Interest expense                            249            293     (15)%          482        592         (19)%
Gain on sales of automotive
    assets and investments                   --           (171)     --             --       (171)         --
                                       ---------      --------               --------   --------
    Total costs and expenses           $ 11,489       $  9,909      16 %     $ 23,169   $ 19,933          16 %
                                       =========      =========              ========   ========

    Costs, other than items below increased in the second quarter and first six months of 1994 primarily as a result of increased factory unit sales and sales of an increased proportion of higher-priced vehicles. Costs, other than items below were 76 percent of sales of manufactured products for each of the three and six months ended June 30, 1994, compared to 79 percent for each of the three and six month periods ended June 30, 1993. These decreases were primarily attributable to greater capacity utilization and an increased mix of higher-margin vehicles.

    Depreciation of property and equipment for the second quarter of 1994 declined as compared to the second quarter of 1993 as a result of revisions, effective April 1, 1994, to the estimated service lives of several classes of property and equipment.

    Special tooling amortization increased significantly in the second quarter and first six months of 1994 compared with the respective 1993 periods primarily as a result of the shortening of the remaining service lives of certain special tools, effective April 1, 1994.

    The increase in selling and administrative expenses for the 1994 periods, as compared to the 1993 periods, primarily resulted from increased advertising expenses related largely to the introduction of the Dodge and Plymouth Neon, and increased profit-based employee costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS - Continued

    Pension expense decreased for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993 due to the improved funding of the plans (including the $3.5 billion in contributions made in 1993). These decreases were partially offset by the reduction in the discount rate used to measure the projected benefit obligation and scheduled increases in benefits included in the 1993 national contracts with Chrysler's principal collective bargaining units.

    Nonpension postretirement benefit expense increased slightly in the 1994 periods, as compared to the 1993 periods, due to the decrease in the discount rate used to measure the accumulated nonpension postretirement benefit obligation.

    The decrease in interest expense for the second quarter and first six months of 1994 was primarily due to lower average borrowings. The reduced average borrowings resulted from CFC's first quarter 1993 sales of its nonautomotive financing operations and Chrysler's early redemption of $769 million of its outstanding debt in the fourth quarter of 1993. CFC's average effective cost of borrowings was 8.4 percent in both the second quarter and first six months of 1994, compared to 8.4 percent and 8.6 percent in the corresponding periods of 1993. The decrease in the six month period primarily reflects lower term debt costs, partially offset by higher short-term interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES

    Chrysler's combined cash, cash equivalents and marketable securities totaled $6.9 billion at June 30, 1994 (including $519 million held by CFC), an increase of $1.8 billion from December 31, 1993. The increase in the first six months of 1994 was the result of cash generated by operating activities, partially offset by pension contributions and capital expenditures.

    During the first quarter of 1994, Chrysler revised its near-term new product development and productive asset acquisition plans to include various actions intended to increase the capacity at several of its facilities. Chrysler currently expects to spend approximately $21 billion in the 1994 to 1998 period for new product development and the acquisition of productive assets.

    Chrysler's projected pension benefit obligation in excess of plan assets was $2.2 billion at December 31, 1993. Chrysler contributed $1.3 billion to the pension fund in the first six months of 1994. During the second quarter of 1994, Chrysler announced an objective, subject to a continuation of present general economic, industry and capital market trends, to fully fund the remaining pension obligation by the end of 1994. In order to achieve this objective, Chrysler currently expects that the level of contributions during the remainder of 1994 will be similar to the amount of contributions made during the first six months of 1994.

    At June 30, 1994, Chrysler (excluding CFC), had debt maturities of $417 million remaining in 1994, $282 million in 1995, and $41 million in 1996. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its capital expenditure, pension, debt maturity and other funding requirements.

    Chrysler's ability to market its products successfully depends significantly on the availability of inventory financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet purchasers of its products, both of which CFC provides.

    Receivable sales continued to be a significant source of funding for CFC, which realized $3.5 billion of net proceeds from the sale of retail receivables in the first six months of 1994, compared to $3.7 billion in the first six months of 1993. In addition, CFC's revolving wholesale receivable sale arrangements provided funding which aggregated $4.5 billion and $4.4 billion at June 30, 1994 and 1993, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

    During the second quarter of 1994, CFC replaced its existing U.S. and Canadian credit facilities and receivable sale agreements. The new agreements provide for lower total commitments, less restrictive financial covenants and reductions in borrowing spreads and commitment fees and the removal of security interests in CFC's U.S. assets. At June 30, 1994, CFC had U.S. and Canadian credit facilities totaling $5.2 billion and receivable sale agreements totaling $1.7 billion. At June 30, 1994, no amounts were outstanding under CFC's U.S. and Canadian credit facilities or receivable sale agreements.

    At June 30, 1994, CFC had debt maturities of $4.1 billion during the remainder of 1994 (including $3.1 billion of commercial paper), $626 million in 1995, and $1.1 billion in 1996. CFC believes that cash provided by operations, receivable sales, and the issuance of term debt and commercial paper will be sufficient to enable CFC to meet its funding requirements.


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


                       REVIEW BY INDEPENDENT ACCOUNTANTS

    Deloitte & Touche, Chrysler's independent public accountants, performed a review of the financial statements for the three and six months ended June 30, 1994 and 1993 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                          PART II.  OTHER INFORMATION
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Chrysler Corporation was held on May 19, 1994.

(c) At the meeting, the following matters were submitted to a vote of the stockholders of Chrysler Corporation:

        (1) the election of the following nominees as directors of Chrysler Corporation. The vote with respect to each nominee was as follows:

                      NOMINEE                                 FOR                            WITHHELD
         -----------------------------------         --------------------              ---------------------
        Lilyan H. Affinito                                  298,782,222                         1,329,185
        Robert E. Allen                                     298,649,185                         1,462,222
        Joseph E. Antonini                                  296,546,559                         3,564,848
        Joseph A. Califano, Jr.                             297,471,517                         2,639,890
        Thomas G. Denomme                                   298,862,085                         1,249,322
        Robert J. Eaton                                     298,876,283                         1,235,124
        Earl G. Graves                                      298,804,792                         1,306,615
        Kent Kresa                                          298,889,545                         1,221,862
        Robert J. Lanigan                                   298,867,859                         1,243,548
        Robert A. Lutz                                      298,864,089                         1,247,318
        Peter A. Magowan                                    298,870,554                         1,240,853
        Malcolm T. Stamper                                  298,830,830                         1,280,577
        Lynton R. Wilson                                    298,858,140                         1,253,267

        (2) a recommendation of the Board of Directors that the stockholders appoint the firm of Deloitte & Touche as independent accountants to audit the books, records and accounts of Chrysler Corporation for the year 1994. The vote was as follows:

                                                                                             BROKER
                 FOR                     AGAINST                   ABSTAIN                  NON-VOTES
            ------------           --------------------       -----------------          -------------------
             298,418,429                  632,695                 1,060,431                    -0-

        (3) a proposal by the Board of Directors to amend the certificate of incorporation to increase the authorized Common Stock from 500 million to 1 billion shares. The vote on this matter was as follows:

                                                                                             BROKER
                 FOR                     AGAINST                   ABSTAIN                  NON-VOTES
            ------------           --------------------       -----------------          -------------------
             283,512,535               14,286,768                 2,312,252                    -0-

        (4) a proposal by the Board of Directors regarding amendment of the Chrysler Corporation 1991 Stock Compensation Plan to increase the number of shares of Common Stock available thereunder by 17 million shares and to make certain other changes in order to preserve the Corporation's federal income tax deduction with respect to performance based compensation paid under the Plan in future years. The vote on this matter was as follows:

                                                                                             BROKER
                 FOR                     AGAINST                   ABSTAIN                  NON-VOTES
            ------------           --------------------       -----------------          -------------------
             258,658,979               38,306,175                 3,146,401                    -0-

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued

         (5) a proposal by the Board of Directors regarding amendment of the Stockholders' Resolution and related incentive compensation plans to extend the authority to award incentive compensation for the ten fiscal years beginning January 1, 1994 and ending December 31, 2003, and to make certain changes to those plans in order to preserve the Corporation's federal income tax deduction thereunder in future years. The vote on this matter was as follows:

                                                                                           BROKER
                FOR                   AGAINST                  ABSTAIN                    NON-VOTES
            ------------           --------------          ---------------           --------------------
             270,149,020              26,583,200               3,379,335                      -0-

        (6) a proposal by a stockholder requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors. The vote on this matter was as follows:

                                                                                            BROKER
                FOR                   AGAINST                  ABSTAIN                     NON-VOTES
            ------------           --------------          ----------------          --------------------
              69,159,697             186,802,372               3,080,170                   41,074,316

        (7) a proposal by a stockholder requesting that the Board of Directors institute an Executive Compensation Review and prepare a report available to shareholders by October 1994 describing the results of their Review and any recommended changes in practice. The vote on this matter was as follows:

                                                                                           BROKER
                FOR                   AGAINST                  ABSTAIN                    NON-VOTES
            ------------           --------------          ----------------          --------------------
              20,128,398             234,177,150                4,731,691                  41,074,316

Item 5.    OTHER INFORMATION
                                                        SUPPLEMENTAL INFORMATION
       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                             STATEMENT OF EARNINGS
           For the Three and Six Months Ended June 30, 1994 and 1993
                            (In millions of dollars)


                                                            Three Months Ended               Six Months Ended
                                                         -------------------------       -------------------------
                                                            1994          1993             1994           1993
                                                        -----------    ----------        ----------      ---------
Sales of manufactured products                          $    12,587     $  10,594        $ 25,221       $  21,028
Equity in earnings of unconsolidated subsidiaries
   and affiliates                                                54            38             104              60
Other income                                                     81            67             136             114
                                                        -----------    ----------        ---------       ---------
                              TOTAL SALES AND REVENUES       12,722        10,699          25,461          21,202
                                                        -----------    ----------        ---------       ---------

Costs, other than items below                                 9,413         8,177          18,931          16,277
Depreciation of property and equipment                          214           220             469             437
Amortization of special tools                                   276           177             506             392
Selling and administrative expenses                             800           700           1,564           1,292
Pension expense                                                 156           171             331             382
Nonpension postretirement benefit expense                       203           200             405             393
Interest expense                                                 67           103             119             198
Gain on sales of automotive assets
   and investments                                               --          (171)             --            (171)
                                                        -----------    ----------        ---------       ---------
                              TOTAL COSTS AND EXPENSES       11,129         9,577          22,325          19,200
                                                        -----------    ----------        ---------       ---------

                      EARNINGS BEFORE INCOME TAXES AND
                          CUMULATIVE EFFECT OF CHANGES
                              IN ACCOUNTING PRINCIPLES        1,593         1,122           3,136           2,002
Provision for income taxes                                      637           437           1,242             787
                                                        -----------    ----------        ---------       ---------

                  EARNINGS BEFORE CUMULATIVE EFFECT OF
                      CHANGES IN ACCOUNTING PRINCIPLES          956           685           1,894           1,215
Cumulative effect of changes in
   accounting principles                                         --            --              --          (4,966)
                                                        -----------    ----------       ---------       ---------

                                   NET EARNINGS (LOSS)  $       956    $      685       $   1,894       $  (3,751)
Preferred stock dividends                                        20            20              40              40
                                                        -----------    ----------       ---------       ---------

                   NET EARNINGS (LOSS) ON COMMON STOCK  $       936    $      665       $   1,854       $  (3,791)
                                                        ===========    ==========       =========       =========

This unaudited Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and its investments in short-term vehicle rental subsidiaries (the "Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present results of operations in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                                                        SUPPLEMENTAL INFORMATION
        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                                 BALANCE SHEET
                            (In millions of dollars)

                                                                         1994                     1993
                                                                    -------------    --------------------------------
                                                                       June 30          Dec. 31            June 30
                                                                    -------------    ------------       -------------
ASSETS:
Cash and cash equivalents                                           $      5,479     $      3,777        $     3,708
Marketable securities                                                        873              707              1,109
Accounts receivable - trade and other                                      1,109              805              1,390
Inventories                                                                2,395            2,483              2,273
Prepaid taxes, pension and other expenses                                    632              713                432
Property and equipment                                                     9,275            8,820              8,236
Special tools                                                              3,378            3,455              2,928
Investments in and advances to unconsolidated subsidiaries
    and affiliated companies                                               3,705            3,685              3,710
Intangible assets                                                          3,841            3,882              4,086
Deferred tax assets                                                        3,046            3,642              3,949
Other assets                                                               2,090            2,051                587
                                                                    -------------    ------------        ------------
                                                TOTAL ASSETS        $     35,823     $     34,020        $    32,408
                                                                    =============    ============        ============

LIABILITIES:
Accounts payable                                                    $      6,695     $      6,074        $     5,355
Short-term debt                                                              134              100                119
Payments due within one year on long-term debt                               543              399                 60
Accrued liabilities and expenses                                           4,646            4,422              3,959
Long-term debt                                                             2,119            2,281              3,427
Accrued noncurrent employee benefits                                       9,606           10,562             10,518
Other noncurrent liabilities                                               3,576            3,346              3,334
                                                                    -------------    ------------       -------------
                                           TOTAL LIABILITIES              27,319           27,184             26,772
                                                                    -------------    ------------       -------------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued:  1994 and 1993 - 1.7 shares (aggregate
    liquidation preference - $863 million)                                     2                2                  2
Common stock - $1 per share par value; authorized
    1,000.0 shares; issued: 1994 and 1993 - 364.1 shares                     364              364                364
Additional paid-in capital                                                 5,532            5,533              5,538
Retained earnings                                                          2,834            1,170                 13
Treasury stock - at cost:  1994 - 9.9 shares;
    1993 - 10.4 and 13.2 shares, respectively                               (228)            (233)              (281)
                                                                    -------------    ------------       -------------
                                  TOTAL SHAREHOLDERS' EQUITY               8,504            6,836              5,636
                                                                    -------------    ------------       -------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $     35,823     $     34,020       $     32,408
                                                                    =============    ============        ============

    This unaudited Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the financial position of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present financial position in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                                                        SUPPLEMENTAL INFORMATION
        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1994 and 1993
                            (In millions of dollars)

                                                                       1994                 1993
                                                                     ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                  $   1,894           $   (3,751)
Adjustments to reconcile to net cash provided by
operating activities:
   Depreciation and amortization                                           975                  829
   Equity in earnings of unconsolidated
     subsidiaries and affiliates                                          (104)                 (60)
   Deferred income tax provision                                           659                  404
   Gain on sales of automotive assets and investments                       --                 (171)
   Cumulative effect of changes in accounting principles                    --                4,966
   Change in accounts receivable                                          (305)                (454)
   Change in inventories                                                    49                   39
   Change in prepaid expenses and other assets                              14                   43
   Change in accounts payable and accrued and other liabilities            181                 (907)
   Other                                                                    72                   62
                                                                     ---------           ----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES        3,435                1,000
                                                                     ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                    (1,071)              (2,045)
  Sales and maturities of marketable securities                            896                1,895
  Proceeds from sales of automotive assets and investments                  62                  309
  Expenditures for property and equipment                               (1,031)                (646)
  Expenditures for special tools                                          (438)                (429)
  Other                                                                     18                  (83)
                                                                     ---------           ----------
                          NET CASH USED IN INVESTING ACTIVITIES         (1,564)                (999)
                                                                     ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt (less than 90-day maturities)                  34                   33
   Proceeds under revolving lines of credit and long-term
     borrowings                                                              1                   20
   Payments on revolving lines of credit and long-term borrowings          (26)                (228)
   Proceeds from issuance of common stock, net of expenses                  --                1,952
   Dividends paid                                                         (182)                (136)
   Other                                                                     4                   57
                                                                     ---------           ----------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (169)               1,698
                                                                     ---------           ----------
Change in cash and cash equivalents                                      1,702                1,699
Cash and cash equivalents at beginning of period                         3,777                2,009
                                                                     ---------           ----------
Cash and cash equivalents at end of period                           $   5,479            $   3,708
                                                                     =========            =========

This unaudited Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present cash flows in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenants contained in certain of Chrysler's credit facilities are based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits
         The exhibits filed with this Report are listed in the Exhibit Index which immediately precedes such exhibits.

(b) Reports on Form 8-K
         There were no reports on Form 8-K filed during the three months ended June 30, 1994.

                                                                       CONFORMED


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHRYSLER CORPORATION
                                           ------------------------
                                                (Registrant)




Date:      July 18, 1994                By  J. D. DONLON, III
                                            --------------------
                                            J. D. Donlon, III
                                            Vice President and Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

                   For Quarterly Report on Form 10-Q for the

                      Quarterly Period Ended June 30, 1994


 Exhibit
- - ---------
   11 Statement regarding computation of earnings per common share. (Filed with this report.)

   15A Letter, dated July 14, 1994, re unaudited interim information. (Filed with this report.)

   15B Letter, dated July 18, 1994, re unaudited interim information. (Filed with this report.)