Form 10-Q
period 1994-09-30
CHRYSLER CORP /DE
filed 1994-10-14
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------
Commission file number 1-9161


                              CHRYSLER CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


             STATE OF DELAWARE                        38-2673623
          -----------------------                    --------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


   12000 Chrysler Drive, Highland Park, Michigan           48288-0001
   ----------------------------------------------         -----------
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


The registrant had 354,472,454 shares of common stock outstanding as of September 30, 1994.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX

                                                                                   Page No.
                                                                                   -------
Part I.            FINANCIAL INFORMATION
     Item 1.       Financial Statements                                              1-5

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     6-10


Part II.           OTHER INFORMATION

     Item 1.       Legal Proceedings                                                 10

     Item 5.       Other Information                                                11-13

     Item 6.       Exhibits and Reports on Form 8-K                                  14

Signature Page                                                                       15

Exhibit Index                                                                        16

                        PART I.  FINANCIAL INFORMATION
Item 1.       FINANCIAL STATEMENTS
              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
        For the Three and Nine Months Ended September 30, 1994 and 1993

                                                            Three Months Ended            Nine Months Ended
                                                           1994           1993           1994           1993
                                                          ----------------------        ----------------------
                                                                        (In millions of dollars)
Sales of manufactured products                           $ 10,938      $   8,995      $  35,858      $ 29,540
Finance and insurance income                                  323            352            996         1,087
Other income                                                  398            366          1,110         1,021
                                                         --------      ---------      ---------      --------
                           TOTAL SALES AND REVENUES        11,659          9,713         37,964        31,648
                                                         --------      ---------      ---------      --------

Costs, other than items below                               8,672          7,392         27,653        23,571
Depreciation of property and equipment (Note 5)               235            235            741           738
Amortization of special tools (Note 5)                        203            116            709           508
Selling and administrative expenses                           900            812          2,852         2,469
Pension expense                                               174            169            509           555
Nonpension postretirement benefit expense                     197            200            604           595
Interest expense                                              215            271            697           863
Gain on sales of automotive assets
   and investments (Note 4)                                   --             (94)            --          (265)
                                                         --------      ---------      ---------      --------
                           TOTAL COSTS AND EXPENSES        10,596          9,101         33,765        29,034
                                                         --------      ---------      ---------      --------

                   EARNINGS BEFORE INCOME TAXES AND
                       CUMULATIVE EFFECT OF CHANGES
                           IN ACCOUNTING PRINCIPLES         1,063            612          4,199         2,614
Provision for income taxes (Note 6)                           412            189          1,654           976
                                                         --------      ---------      ---------      --------
               EARNINGS BEFORE CUMULATIVE EFFECT OF
                   CHANGES IN ACCOUNTING PRINCIPLES           651            423          2,545         1,638
Cumulative effect of changes in accounting
   principles (Note 3)                                         --             --             --        (4,966)
                                                         --------      ---------      ---------      --------
                                NET EARNINGS (LOSS)      $    651      $     423      $   2,545      $ (3,328)
Preferred stock dividends                                      20             20             60            60
                                                         --------      ---------      ---------      --------
                NET EARNINGS (LOSS) ON COMMON STOCK      $    631      $     403      $   2,485      $ (3,388)
                                                         ========      =========      =========      ========
                                                                   (In dollars or millions of shares)
Primary earnings (loss) per common share:
   Earnings before cumulative effect of
     changes in accounting principles                    $   1.76      $    1.13      $    6.92      $   4.61
   Cumulative effect of changes in
     accounting principles                                     --             --             --        (14.50)
                                                         --------      ---------      ---------      --------
   Net earnings (loss) per common share                  $   1.76      $    1.13      $    6.92      $  (9.89)
                                                         ========      =========      =========      ========
   Average common and dilutive equivalent
     shares outstanding                                     358.8          357.9          359.3         342.5

Fully diluted earnings per common share:
   Earnings before cumulative effect of
     changes in accounting principles                    $   1.60      $    1.04      $    6.24      $     --
   Cumulative effect of changes in
     accounting principles                                     --             --             --            --
                                                         --------      ---------      ---------      --------
   Net earnings per common share                         $   1.60      $    1.04      $    6.24      $     --
                                                         ========      =========      =========      ========

   Average common and dilutive equivalent
     shares outstanding                                     407.4          406.2          407.8            --

Dividends declared per common share                      $   0.25      $    0.15      $    0.70      $   0.45

- -------------------------
See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                    1994                      1993
                                                                ------------     -----------------------------
                                                                  Sept. 30          Dec. 31         Sept. 30
                                                                ------------     ------------     ------------
                                                                           (In millions of dollars)
ASSETS:
Cash and cash equivalents                                       $     5,241      $     4,040      $     4,092
Marketable securities                                                 1,896            1,055              797
Accounts receivable - trade and other                                 2,317            1,799            1,559
Inventories (Note 2)                                                  3,528            3,629            3,658
Prepaid taxes, pension and other expenses                               623              833              884
Finance receivables and retained interests in sold
   receivables and other related amounts                             11,073           10,208            9,950
Property and equipment                                               10,081            9,319            8,930
Special tools                                                         3,433            3,455            3,214
Intangible assets                                                     4,213            4,328            4,529
Deferred tax assets (Note 6)                                          1,349            2,210            2,407
Other assets                                                          2,752            2,954            1,652
                                                                ------------     ------------     ------------
                                      TOTAL ASSETS              $    46,506      $    43,830      $    41,672
                                                                ============     ============     ============
LIABILITIES:
Accounts payable                                                $     7,438      $     6,863      $     6,462
Short-term debt                                                       3,814            3,297            2,945
Payments due within one year on long-term debt                          949            1,283            1,681
Accrued liabilities and expenses                                      5,101            4,650            4,351
Long-term debt                                                        7,156            6,871            6,768
Accrued noncurrent employee benefits                                  9,288           10,613           10,033
Other noncurrent liabilities                                          3,716            3,417            3,425
                                                                ------------     ------------     ------------
                                 TOTAL LIABILITIES                   37,462           36,994           35,665
                                                                ------------     ------------     ------------
SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued:
  1994 and 1993 - 1.7 shares (aggregate liquidation
  preference $863 million)                                                2                2                2
Common stock - $1 per share par value; authorized
  1,000.0 shares; issued: 1994 and 1993 - 364.1 shares                  364              364              364
Additional paid-in capital                                            5,533            5,533            5,532
Retained earnings                                                     3,371            1,170              374
Treasury stock - at cost:  1994 - 9.6 shares;
  1993 - 10.4 and 12.0 shares, respectively                            (226)            (233)            (265)
                                                                ------------     ------------     ------------
                        TOTAL SHAREHOLDERS' EQUITY                    9,044            6,836            6,007
                                                                ------------     ------------     ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $    46,506      $     43,830     $    41,672
                                                                ============     ============     ============

- -------------------------
See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1994 and 1993


                                                                                  1994               1993
                                                                              ------------       -------------
                                                                                    (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                            $     2,545        $    (3,328)
Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                    1,450              1,246
    Provision for credit losses                                                        174                184
    Deferred income tax provision                                                      839                533
    Gain on sales of automotive assets and investments                                  --               (265)
    Cumulative effect of changes in accounting principles                               --              4,966
    Change in accounts receivable                                                     (527)               310
    Change in inventories                                                              (43)              (586)
    Change in prepaid expenses and other assets                                        171               (189)
    Change in accounts payable and accrued and other liabilities                       283             (1,146)
    Other                                                                              101                 18
                                                                              ------------       -------------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES          4,993              1,743
                                                                              ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                              (3,393)            (3,532)
    Sales and maturities of marketable securities                                    2,530              4,027
    Proceeds from sales of automotive assets and investments                            62                461
    Finance receivables acquired                                                   (14,148)           (12,854)
    Finance receivables collected                                                    2,406              5,689
    Proceeds from sales of finance receivables                                      10,984              8,052
    Proceeds from sales of nonautomotive assets                                         --              2,267
    Expenditures for property and equipment                                         (1,627)            (1,102)
    Expenditures for special tools                                                    (706)              (826)
    Other                                                                              (87)               165
                                                                              ------------       -------------
                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (3,979)             2,347
                                                                              ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in short-term debt (less than 90-day maturities)                            517              2,166
    Proceeds under revolving lines of credit and long-term borrowings                  561              5,846
    Payments on revolving lines of credit and long-term borrowings                    (608)           (12,178)
    Proceeds from issuance of common stock, net of expenses                             --              1,952
    Dividends paid                                                                    (290)              (209)
    Other                                                                                7                 68
                                                                              ------------       -------------
                        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            187             (2,355)
                                                                              ------------       -------------


Change in cash and cash equivalents                                                  1,201              1,735
Cash and cash equivalents at beginning of period                                     4,040              2,357
                                                                              ------------       -------------
Cash and cash equivalents at end of period                                     $     5,241        $     4,092
                                                                              =============      =============

- -------------------------
See notes to consolidated financial statements.

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Consolidation and Financial Statement Presentation

The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Chrysler for the three and nine months ended September 30, 1994 and 1993 reflect all adjustments, consisting of only normal and recurring items (with the exception of the items discussed in Note 3), which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1993. Amounts for 1993 have been reclassified to conform with current period classifications.

Note 2.  Inventories

Inventories, summarized by major classification, were as follows:

                                                                   1994                      1993
                                                                -----------      ----------------------------
                                                                  Sept. 30        Dec. 31           Sept. 30
                                                                -----------      -----------      -----------
                                                                            (In millions of dollars)
Finished products, including service parts                      $     1,052      $     1,016      $       984
Raw materials, finished production parts and supplies                 1,325            1,177            1,196
Vehicles held for short-term lease                                    1,151            1,436            1,478
                                                                -----------      -----------      -----------
                                                     TOTAL      $     3,528      $     3,629      $     3,658
                                                                ============     ============     ============

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

Nonpension Postretirement Benefits

Effective January 1, 1993, Chrysler adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of such benefits during the years the employees provide services. The adoption of this accounting standard resulted in an after-tax charge of $4.68 billion, or $13.68 per common share. This one-time charge represented the immediate recognition of the SFAS No. 106 transition obligation of $7.44 billion, partially offset by $2.76 billion of estimated tax benefits. Implementation of SFAS No. 106 did not increase Chrysler's cash expenditures for nonpension postretirement benefits.

Postemployment Benefits

Effective January 1, 1993, Chrysler adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting standard requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. Adoption of this accounting standard resulted in the recognition of an after-tax charge of $283 million, or $0.82 per common share. Adoption of SFAS No. 112 did not increase Chrysler's cash expenditures for postemployment benefits. Previously reported results for the nine months ended September 30, 1993 have been restated to reflect the adoption of SFAS No. 112 effective January 1, 1993.

Impaired Loans

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. This new accounting standard requires creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. Based on its initial assessment, Chrysler believes that the implementation of this new accounting standard will not have a material impact on its consolidated operating results or financial position. Chrysler plans to adopt this standard on or before January 1, 1995, as required.

Note 4.  Sales of Automotive Assets and Investments

During the first and second quarters of 1994, Chrysler sold certain operations of its Acustar division, and entered into five-year supply agreements with the purchasers. Aggregate net proceeds from the sales and the supply agreements were approximately $325 million. The related pretax gains of approximately $256 million have been deferred and will be recognized over the term of the supply agreements.

During the third quarter of 1993, Chrysler sold its remaining 23.3 million shares of Mitsubishi Motors Corporation ("MMC") stock for proceeds of $152 million, resulting in a pretax gain of $94 million ($58 million after applicable income taxes). During the second quarter of 1993, Chrysler sold the plastics operations of its Acustar division for net proceeds of $132 million, resulting in a pretax gain of $60 million ($39 million after applicable income taxes). Also during the second quarter of 1993, Chrysler sold an aggregate of 27 million shares of MMC for proceeds of $177 million, resulting in a pretax gain of $111 million ($70 million after applicable income taxes).

Note 5.  Changes in Estimated Service Lives of Fixed Assets

Effective April 1, 1994, Chrysler revised the estimated service lives of certain special tools and property and equipment. These revisions were based on updated assessments of the service lives of the related assets and resulted in the recognition of additional amortization of special tools of $74 million and $163 million, respectively, in the three and nine months ended September 30, 1994, and decreased depreciation of property and equipment of $15 million and $30 million, respectively, for the three and nine months ended September 30, 1994.

Note 6.  Income Taxes

During the third quarter of 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted in the United States. This legislation increased the federal maximum statutory corporate income tax rate to thirty-five percent, retroactive to January 1, 1993. The adjustment of deferred tax assets and liabilities to the higher tax rate, partially offset by the increased tax provision on 1993 earnings, resulted in the recognition, in the third quarter of 1993, of a $51 million net decrease in the provision for income taxes.




                         ------------------------------


                                 *  *  *  *  *

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL REVIEW


   Chrysler Corporation and its consolidated subsidiaries ("Chrysler") reported earnings before income taxes of $1,063 million for the third quarter of 1994, compared with $612 million for the third quarter of 1993. For the first nine months of 1994, Chrysler reported earnings before income taxes and the cumulative effect of changes in accounting principles of $4.2 billion, compared with $2.6 billion for the comparable period of 1993. Pretax earnings for the third quarter and first nine months of 1993 included gains on sales of automotive assets and investments of $94 million and $265 million, respectively.

   The improvement in operating results in the third quarter and first nine months of 1994 over the corresponding periods of 1993 resulted from an increase in sales volume and pricing actions, including lower per unit sales incentives, partially offset by increased profit-based employee costs. Chrysler's worldwide factory car and truck sales for the three and nine months ended September 30, 1994 increased 15 percent and 12 percent, respectively, over the comparable 1993 periods. Combined U.S. and Canadian dealers' days supply of vehicle inventory was 54 days at September 30, 1994, as compared to 63 days at December 31, 1993 and 54 days at September 30, 1993.

   Net earnings for the third quarter of 1994 were $651 million, or $1.76 per common share, compared with $423 million, or $1.13 per common share, in the third quarter of 1993. Net earnings for the three months ended September 30, 1993 included a $51 million favorable adjustment to the income tax provision to reflect the increase in the U.S. federal tax rate to 35 percent. Net earnings for the nine months ended September 30, 1994 were $2.5 billion, compared to a net loss of $3.3 billion for the comparable period of 1993. The net loss for the first nine months of 1993 resulted from a charge of $4.7 billion for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Results for the first nine months of 1993 also included a charge of $283 million for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

   In the third quarter of 1994, North American vehicle industry retail sales, on a Seasonally Adjusted Annual Rate basis, were 16.2 million cars and trucks, compared to 15.1 million units for the third quarter of 1993, an increase of 7 percent. Chrysler's U.S. and Canada combined retail car and truck market share for the third quarter of 1994 decreased slightly from the third quarter of 1993. Chrysler's U.S. and Canada combined retail car and truck market share for the nine months ended September 30, 1994 remained consistent with the corresponding 1993 period. Increases in truck market share were offset by decreases in car market share in both the third quarter and nine month periods, as shown in the following table:

                                                        Third Quarter                       Nine Months
                                               -------------------------------     -------------------------------
                                                                        Inc./                               Inc./
                                                 1994        1993      (Dec.)        1994        1993      (Dec.)
                                               --------    -------    --------     --------    --------   --------
U.S. Retail Market Share (1):
   Car                                           8.0%        9.1%    (1.1) %         9.1%        9.9%    (0.8)  %
   Truck                                        20.5%       19.9%     0.6  %        22.2%       21.6%     0.6   %
   Combined U.S. Car and Truck                  13.1%       13.4%    (0.3) %        14.5%       14.5%     ---
U.S. and Canada Combined Retail
   Market Share (1)                             13.5%       13.6%    (0.1) %        14.9%       14.9%     ---

- ------------------------------
(1)   All market share data include fleet sales.

      The decline in Chrysler's U.S. car market share for the three and nine month periods was principally the result of declines in sales of models which are being replaced in the fall of 1994 with all-new 1995 models, partially offset by increased sales in the basic middle and basic large segments. The increases in U.S. truck market share for the three and nine month periods reflect increased sales of full-size pickup trucks, resulting from the introduction of Chrysler's all-new Dodge Ram pickup truck in late 1993. Despite increased retail unit sales in 1994, market shares in the minivan and small sport-utility segments decreased slightly from the 1993 periods, principally as a result of market demand in excess of Chrysler's current production capabilities for minivans and Jeep(R) vehicles.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

FINANCIAL REVIEW - Continued

   Pretax earnings of Chrysler Financial Corporation ("CFC") for the third quarter of 1994 and 1993 were $82 million and $64 million, respectively. For the nine months ended September 30, 1994 and 1993, CFC's earnings before income taxes and the cumulative effect of changes in accounting principles were $226 million and $176 million, respectively. The improved results in the third quarter and first nine months of 1994 compared to the corresponding periods of 1993 were primarily the result of higher levels of automotive financing and lower costs of bank facilities, partially offset by reduced retail automotive margins. CFC reported net earnings of $50 million in the third quarter of 1994, compared to $22 million in the third quarter of 1993. CFC's net earnings for the third quarter of 1993 were reduced by a $16 million adjustment to reflect a retroactive increase in the U.S. federal income tax rate to 35 percent. CFC's net earnings for the first nine months of 1994 and 1993 were $141 million and $73 million, respectively. CFC's net earnings for the first nine months of 1993 included charges totaling $30 million for the adoptions of SFAS No. 106 and SFAS No. 112.

   Chrysler's revenues and results of operations are principally derived from the North American automotive marketplace. During the first nine months of 1994, North American automobile industry sales increased from the 1993 levels, as the U.S. economic recovery continued. Overall, Chrysler experienced sales growth consistent with the North American automobile industry. In response to the economic recovery, during the first quarter of 1994 Chrysler revised its productive asset acquisition plans to increase its worldwide production capacity by approximately 500,000 units per year by 1996. These planned capacity expansions increased Chrysler's projected spending for new product development and the acquisition of productive assets, and could result in the addition of up to 6,000 employees by the end of 1996.


              COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS

   Chrysler's total sales and revenues for the third quarter and first nine months of 1994 and 1993 were as follows:

                                                Third Quarter                           Nine Months
                                    ------------------------------------    -----------------------------------
                                                                  Inc./                                  Inc./
                                       1994          1993        (Dec.)        1994          1993       (Dec.)
                                    ----------    ----------    --------    ----------    ----------   --------
                                     (In millions of dollars)                     (In millions of dollars)
Sales of manufactured products      $   10,938    $    8,995        22 %   $   35,858    $   29,540    21 %
Finance and insurance income               323           352        (8)%          996         1,087    (8)%
Other income                               398           366         9 %        1,110         1,021     9 %
                                    ----------    ----------                ----------    ----------
    Total sales and revenues        $   11,659    $    9,713        20 %   $   37,964    $   31,648    20 %
                                     ==========   ==========                ==========    ==========

   The increase in sales of manufactured products in the third quarter of 1994 primarily reflects the 15 percent increase in factory unit sales as compared to the third quarter of 1993, and an increase in the average revenue per unit, net of sales incentives, to $18,252 in the third quarter of 1994. The increase in sales of manufactured products in the first nine months of 1994 primarily reflects the 12 percent increase in factory unit sales as compared to the first nine months of 1993, and an increase in the average revenue per unit, net of sales incentives, to $17,533 for the nine months ended September 30, 1994. The increase in average revenue per unit in both 1994 periods was due to pricing actions, including lower per unit sales incentives, and sales of a larger proportion of trucks.

     The decrease in finance and insurance income in the three and nine months ended September 30, 1994 as compared to the corresponding 1993 periods was primarily the result of reduced nonautomotive financing revenue, reflecting liquidations of CFC's nonautomotive portfolios. Total automotive financing volume in the third quarter and first nine months of 1994 was $16.3 billion and $51.4 billion, respectively, compared to $13.7 billion and $43.4 billion for the corresponding 1993 periods. Financing support provided in the U.S. by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the three and nine months ended September 30, 1994 and 1993 were as follows:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS - Continued

                                                                   Third Quarter             Nine Months
                                                                --------------------     -------------------
                                                                 1994         1993        1994        1993
                                                                -------      -------     -------     -------
U.S. Penetration:
   Retail                                                         23 %         24 %         24 %        24 %
   Wholesale                                                      76 %         77 %         74 %        74 %
Number of New Chrysler Vehicles Financed
  in the U.S. (in thousands):
   Retail                                                        113          117          399         365
   Wholesale                                                     371          332        1,216       1,105

   The increase in other income resulted principally from increased interest income for the three and nine months ended September 30, 1994, reflecting Chrysler's increased cash, cash equivalents and marketable securities balances in 1994 as compared to 1993.

   Total costs and expenses for the third quarter and first nine months of 1994 and 1993 were as follows:

                                                Third Quarter                           Nine Months
                                    ------------------------------------   ------------------------------------
                                                                  Inc./                                 Inc./
                                       1994          1993        (Dec.)       1994          1993       (Dec.)
                                    -----------   -----------   --------   ----------    ----------     -------
                                     (In millions of dollars)                      (In millions of dollars)
Costs, other than items below       $    8,672    $    7,392      17 %     $   27,653    $   23,571       17 %
Depreciation of property and
    equipment                              235           235      --              741           738       --
Amortization of special tools              203           116      75 %            709           508       40 %
Selling and administrative expenses        900           812      11 %          2,852         2,469       16 %
Pension expense                            174           169       3 %            509           555       (8)%
Nonpension postretirement
    benefit expense                        197           200      (2)%            604           595        2 %
Interest expense                           215           271     (21)%            697           863      (19)%
Gain on sales of automotive
    assets and investments                  --           (94)      --              --          (265)       --
                                    -----------   -----------              ----------    ----------
  Total costs and expenses          $   10,596    $    9,101      16 %     $   33,765    $   29,034       16 %
                                    ===========   ===========              ==========    ==========

   Costs, other than items below increased in the third quarter and first nine months of 1994 primarily as a result of increased factory unit sales and sales of an increased proportion of higher-priced vehicles. Costs, other than items below were 79 percent and 77 percent of sales of manufactured products for the respective three and nine month periods ended September 30, 1994, compared to 82 percent and 80 percent for the respective three and nine month periods ended September 30, 1993. These decreases were primarily attributable to greater capacity utilization.

   Depreciation of property and equipment for the third quarter and first nine months of 1994 remained consistent with the comparable 1993 periods as increases resulting from Chrysler's facility modernization program were substantially offset by lower depreciation at CFC reflecting the reductions in CFC's nonautomotive operations.

   Special tooling amortization increased significantly in the third quarter and first nine months of 1994 compared with the comparable 1993 periods primarily as a result of the shortening of the remaining service lives of certain special tools, effective April 1, 1994.

   The increase in selling and administrative expenses for the third quarter of 1994, as compared to the third quarter of 1993 was principally due to increased advertising. For the nine-month periods, the increase in 1994 primarily resulted from increased advertising expenses and profit-based employee costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUE AND COSTS - Continued

     Pension expense for the third quarter of 1994 remained comparable with the third quarter of 1993, while decreasing for the first nine months of 1994 as compared to the first nine months of 1993. Plan funding improvements, including the $5.4 billion in contributions made in 1993 and 1994, resulted in reductions to pension expense. These reductions were partially offset by increases resulting from the reduction in the discount rate used to measure pension expense and scheduled increases in benefits included in the 1993 national contracts with Chrysler's principal collective bargaining units.

     Nonpension postretirement benefit expense for the three and nine month periods ended September 30, 1994 remained comparable with the 1993 periods, as increases resulting from the decrease in the discount rate used to measure nonpension postretirement benefit expense were offset by cost savings associated with the implementation of new managed care initiatives.

     The decrease in interest expense for the third quarter of 1994 was primarily due to lower average automotive borrowings, resulting from Chrysler's repayment of $1.2 billion of debt since September 30, 1993. Interest expense decreased for the first nine months of 1994 primarily due to lower average borrowings resulting from the repayment of automotive borrowings and CFC's 1993
sales of nonautomotive operations.   CFC's average effective cost of borrowings
was 7.7 percent and 8.2 percent in the third quarter and first nine months of 1994, respectively, compared to 8.9 percent and 8.7 percent in the corresponding periods of 1993. The decrease in the 1994 periods primarily reflects lower term debt and bank facility costs, partially offset by higher short-term interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's combined cash, cash equivalents and marketable securities totaled $7.1 billion at September 30, 1994 (including $507 million held by CFC), an increase of $2.0 billion from December 31, 1993. The increase in the first nine months of 1994 was the result of cash generated by operating activities, partially offset by pension contributions and capital expenditures.

     During the first quarter of 1994, Chrysler revised its near-term new product development and productive asset acquisition plans to include various actions intended to increase the capacity at several of its facilities. Chrysler currently expects to spend approximately $21 billion in the 1994 to 1998 period for new product development and the acquisition of productive assets.

     Chrysler's projected pension benefit obligation in excess of plan assets was $2.2 billion at December 31, 1993. Chrysler contributed $1.9 billion to the pension fund in the first nine months of 1994. During the second quarter of 1994, Chrysler announced an objective, subject to a continuation of present general economic, industry and capital market trends, to fully fund the remaining pension obligation by the end of 1994. In order to achieve this objective, Chrysler estimates that contributions during the fourth quarter of 1994 will not exceed $650 million.

     During the third quarter of 1994, Chrysler replaced its existing $1.5 billion revolving credit agreement, which was to expire in June 1996, with a new $1.7 billion agreement, expiring in July 1999. The new agreement provides for reduced interest rates and commitment fees, less restrictive financial covenants and the removal of the lenders' ability to obtain security interests in Chrysler's assets. No borrowings have been outstanding under either revolving credit agreement during 1994.

     At September 30, 1994, Chrysler (excluding CFC), had debt maturities totaling $243 million through 1996. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its capital expenditure, pension contribution, debt maturity and other funding requirements.

     Chrysler's ability to market its products successfully depends significantly on the availability of inventory financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet purchasers of its products, both of which CFC provides.

     Receivable sales continued to be a significant source of funding for CFC, which realized $5.2 billion of net proceeds from the sale of retail receivables in the first nine months of 1994, compared to $5.7 billion in the first nine months of 1993. In addition, CFC's revolving wholesale receivable sale arrangements provided funding which aggregated $3.6 billion and $4.1 billion at September 30, 1994 and 1993, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

   At September 30, 1994, CFC had U.S. and Canadian credit facilities totaling $5.2 billion and receivable sale agreements totaling $1.7 billion. At September 30, 1994, no amounts were outstanding under CFC's U.S. and Canadian credit facilities or receivable sale agreements.

   At September 30, 1994, CFC had debt maturities of $4.1 billion during the remainder of 1994 (including $3.1 billion of commercial paper), $625 million in 1995, and $1.1 billion in 1996. CFC believes that cash provided by operations, receivable sales, and the issuance of term debt and commercial paper will be sufficient to enable CFC to meet its funding requirements.


                            NEW ACCOUNTING STANDARD

   In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. This new accounting standard requires creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. Based on its initial assessment, Chrysler believes that the implementation of this new accounting standard will not have a material impact on its consolidated operating results or financial position. Chrysler plans to adopt this standard on or before January 1, 1995, as required.


                       REVIEW BY INDEPENDENT ACCOUNTANTS

   Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1994 and 1993 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.


                          PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

   On July 8, 1994, Chrysler entered into a Consent Decree with the Ohio Environmental Protection Agency that resolved previously reported allegations of improper waste disposal at a Chrysler facility in Dayton, Ohio. Pursuant to the Consent Decree, Chrysler paid a civil penalty of $164,000.

Item 5.   OTHER INFORMATION

                           SUPPLEMENTAL INFORMATION

       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            STATEMENT OF EARNINGS
       For the Three and Nine Months Ended September 30, 1994 and 1993


                                                            Three Months Ended          Nine Months Ended
                                                         -----------------------     ------------------------
                                                           1994           1993          1994           1993
                                                         --------        -------     ----------      --------
                                                                       (In millions of dollars)
Sales of manufactured products                         $   11,017     $    8,962     $   36,238     $  29,990
Equity in earnings of unconsolidated subsidiaries
   and affiliates                                              65             68            169           128
Interest and other income                                      80             57            212           167
                                                         --------        -------     ----------      --------
                             TOTAL SALES AND REVENUES      11,162          9,087         36,619        30,285
                                                         --------        -------     ----------      --------
Costs, other than items below                               8,540          7,155         27,471        23,432
Depreciation of property and equipment                        217            207            686           644
Amortization of special tools                                 203            116            709           508
Selling and administrative expenses                           714            627          2,278         1,919
Pension expense                                               172            166            503           548
Nonpension postretirement benefit expense                     196            198            601           591
Interest expense                                               57            100            172           294
Gain on sales of automotive assets
   and investments                                             --            (94)            --          (265)
                                                         --------        -------     ----------      --------
                             TOTAL COSTS AND EXPENSES      10,099          8,475         32,420        27,671
                                                         --------        -------     ----------      --------
                     EARNINGS BEFORE INCOME TAXES AND
                         CUMULATIVE EFFECT OF CHANGES
                             IN ACCOUNTING PRINCIPLES       1,063            612          4,199         2,614
Provision for income taxes                                    412            189          1,654           976
                                                         --------        -------     ----------      --------
                 EARNINGS BEFORE CUMULATIVE EFFECT OF
                     CHANGES IN ACCOUNTING PRINCIPLES         651            423          2,545         1,638
Cumulative effect of changes in
   accounting principles                                       --             --             --        (4,966)
                                                         --------        -------     ----------      --------
                                  NET EARNINGS (LOSS)    $    651        $   423     $    2,545      $ (3,328)
Preferred stock dividends                                      20             20             60            60
                                                         --------        -------     ----------      --------
                  NET EARNINGS (LOSS) ON COMMON STOCK    $    631        $   403     $    2,485      $ (3,388)
                                                         ========        =======     ==========      ========




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

                           SUPPLEMENTAL INFORMATION

       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                                BALANCE SHEET


                                                                       1994                       1993
                                                                   ------------     -----------------------------
                                                                     Sept. 30            Dec. 31       Sept. 30
                                                                   ------------     -------------    ------------
                                                                              (In millions of dollars)
ASSETS:
Cash and cash equivalents                                          $      5,070     $      3,777     $      3,898
Marketable securities                                                     1,559              707              458
Accounts receivable - trade and other                                       862              805            1,402
Inventories                                                               2,651            2,483            2,458
Prepaid taxes, pension and other expenses                                   564              713              745
Property and equipment                                                    9,594            8,820            8,432
Special tools                                                             3,433            3,455            3,214
Investments in and advances to unconsolidated subsidiaries
   and affiliated companies                                               3,665            3,685            3,673
Intangible assets                                                         3,827            3,882            4,071
Deferred tax assets                                                       2,887            3,642            3,871
Other assets                                                              2,128            2,051              632
                                                                    -----------     ------------     ------------
                                                   TOTAL ASSETS      $   36,240       $   34,020     $     32,854
                                                                    ============    ============     ============
LIABILITIES:
Accounts payable                                                   $      6,977     $      6,074     $      5,856
Short-term debt                                                             142              100              101
Payments due within one year on long-term debt                              181              399            1,170
Accrued liabilities and expenses                                          4,835            4,422            4,089
Long-term debt                                                            2,104            2,281            2,323
Accrued noncurrent employee benefits                                      9,242           10,562            9,982
Other noncurrent liabilities                                              3,715            3,346            3,326
                                                                    -----------     ------------     ------------
                                              TOTAL LIABILITIES          27,196           27,184           26,847
                                                                    -----------     ------------     ------------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized 20.0
   shares; Series A Convertible Preferred Stock; issued:
   1994 and 1993 - 1.7 shares (aggregate liquidation
   preference - $863 million)                                                 2                2                2
Common stock - $1 per share par value; authorized
   1,000.0 shares; issued: 1994 and 1993 - 364.1 shares                     364              364              364
Additional paid-in capital                                                5,533            5,533            5,532
Retained earnings                                                         3,371            1,170              374
Treasury stock - at cost:  1994 - 9.6 shares;
   1993 - 10.4 and 12.0 shares, respectively                               (226)            (233)            (265)
                                                                    -----------     ------------     ------------
                                     TOTAL SHAREHOLDERS' EQUITY           9,044            6,836            6,007
                                                                    -----------     ------------     ------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   36,240       $   34,020     $     32,854
                                                                    ============    ============     ============


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

                           SUPPLEMENTAL INFORMATION

       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                           STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 1994 and 1993


                                                                                 1994                1993
                                                                             ------------        -------------
                                                                                 (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $     2,545          $    (3,328)
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                   1,395                1,152
   Equity in earnings of unconsolidated subsidiaries and affiliates                 (169)                (128)
   Deferred income tax provision                                                     839                  533
   Gain on sales of automotive assets and investments                                 --                 (265)
   Cumulative effect of changes in accounting principles                              --                4,966
   Change in accounts receivable                                                     (58)                (445)
   Change in inventories                                                            (207)                (146)
   Change in prepaid expenses and other assets                                       (12)                (316)
   Change in accounts payable and accrued and other liabilities                      494                 (872)
   Other                                                                             156                  158
                                                                             ------------        -------------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES              4,983                1,309
                                                                             ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                             (2,095)              (2,376)
   Sales and maturities of marketable securities                                   1,234                2,877
   Proceeds from sales of automotive assets and investments                           62                  461
   Expenditures for property and equipment                                        (1,600)              (1,092)
   Expenditures for special tools                                                   (706)                (826)
   Other                                                                              50                  (74)
                                                                             ------------        -------------
                                NET CASH USED IN INVESTING ACTIVITIES             (3,055)              (1,030)
                                                                             ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt (less than 90-day maturities)                            42                   14
   Proceeds under revolving lines of credit and long-term borrowings                   7                   20
   Payments on revolving lines of credit and long-term borrowings                   (400)                (235)
   Proceeds from issuance of common stock, net of expenses                            --                1,952
   Dividends paid                                                                   (290)                (209)
   Other                                                                               6                   68
                                                                             ------------        -------------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (635)               1,610
                                                                             ------------        -------------

Change in cash and cash equivalents                                                1,293                1,889
Cash and cash equivalents at beginning of period                                   3,777                2,009
                                                                             ------------        -------------
Cash and cash equivalents at end of period                                   $     5,070          $     3,898
                                                                             ============        =============

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

(b)   Reports on Form 8-K
             There were no reports on Form 8-K filed during the three months ended September 30, 1994.

                                                                       CONFORMED





                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               CHRYSLER CORPORATION
                                             ------------------------
                                                   (Registrant)




Date:  October 14, 1994               By   /s/ J. D. Donlon, III
      -------------------                 ------------------------------
                                               J. D. Donlon, III
                                         Vice President and Controller
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX

                   For Quarterly Report on Form 10-Q for the
                   Quarterly Period Ended September 30, 1994


 Exhibit

   4E Conformed copy of $1,675,000,000 Revolving Credit Agreement, dated as of July 29, 1994, among Chrysler Corporation, the several Banks party to the Agreement and Chemical Bank, as Agent for the Banks. (Filed with this report.)

   11        Statement regarding computation of earnings per common share.
             (Filed with this report.)

   15A Letter, dated October 11, 1994, re unaudited interim information. (Filed with this report.)

   15B Letter, dated October 14, 1994, re unaudited interim information. (Filed with this report.)

   27        Financial Data Schedule for nine months ended September 30, 1994.