Form 10-K
period 1994-12-31
CHRYSLER CORP /DE
filed 1995-02-02
CIK 791269

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

For the fiscal year ended December 31, 1994

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission file number   1-9161


                             CHRYSLER CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       STATE OF DELAWARE                               38-2673623
- -------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification No.)


12000 Chrysler Drive, Highland Park, Michigan          48288-0001
- -------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (313) 956-5741


Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange on
     Title of each class                            which registered
     -------------------                        ------------------------
     Common Stock, $1.00 par value;             New York Stock Exchange
     Rights to Purchase Junior Participating    Chicago Stock Exchange
      Cumulative Preferred Stock,               Pacific Stock Exchange
      $1.00 par value                           Philadelphia Stock Exchange

     13% Debentures Due 1997                    New York Stock Exchange
     10.95% Debentures Due 2017                 New York Stock Exchange
     10.40% Notes Due 1999                      New York Stock Exchange
     Auburn Hills Trust Guaranteed
      Exchangeable Certificates Due 2020        New York Stock Exchange



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /   No /   /.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  /   /

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $17.40 billion as of December 31, 1994.

The registrant had 355,059,062 shares of Common Stock outstanding as of December 31, 1994.


                     DOCUMENTS INCORPORATED BY REFERENCE


Certain information in Chrysler Corporation's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                              CHRYSLER CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1994

                                     INDEX

                                                                          Page No.
                                                                          --------
PART I.
                 Item 1.     Business                                      4-14
                 Item 2.     Properties                                   14-15
                 Item 3.     Legal Proceedings                            16-17
                 Item 4.     Submission of Matters to a Vote
                             of Security Holders                            17

                 Executive Officers of the Registrant                       18
                  (Unnumbered Item)

PART II.
                 Item 5.     Market for the Registrant's Common
                             Equity and Related Stockholder Matters         19
                 Item 6.     Selected Financial Data                        20
                 Item 7.     Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                   21-25
                 Item 8.     Financial Statements and Supplementary
                             Data                                         26-54
                 Item 9.     Changes in and Disagreements with
                             Accountants on Accounting and
                             Financial Disclosure                           55

PART III.
                 Items 10, 11, 12 and 13.  (Incorporated by reference
                             from Chrysler Corporation's definitive
                             Proxy Statement which will be filed with
                             the Securities and Exchange Commission,
                             pursuant to Regulation 14A, not later
                             than 120 days after the end of the fiscal
                             year)                                          55
PART IV.
                 Item 14.    Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                      55-70

SIGNATURES                                                                71-72

                                     PART I
Item 1.   BUSINESS
                              CHRYSLER CORPORATION

                                    GENERAL

        Chrysler Corporation was incorporated under the laws of the State of Delaware on March 4, 1986, and is the surviving corporation following mergers with a number of its operating subsidiaries, including Chrysler Motors Corporation which was originally incorporated in 1925.

        Chrysler Corporation and its consolidated subsidiaries ("Chrysler") operate in two principal industry segments: automotive operations and financial services. Automotive operations include the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Financial services include the operations of Chrysler Financial Corporation and its consolidated subsidiaries ("CFC"), which are engaged principally in wholesale and retail vehicle financing, servicing nonautomotive leases and loans, automotive dealership facility development and management, and property, casualty and other insurance. Chrysler also participates in short-term vehicle rental activities through certain of its subsidiaries (the "Car Rental Operations") and manufactures electronics products and systems through its Chrysler Technologies Corporation subsidiary. Chrysler's principal executive offices are located at Chrysler Center, 12000 Chrysler Drive, Highland Park, Michigan 48288-0001. The telephone number of those offices is (313) 956-5741.

                             AUTOMOTIVE OPERATIONS

        Chrysler manufactures, assembles and sells cars and trucks under the brand names Chrysler, Dodge, Plymouth, Eagle and Jeep(R), and related automotive parts and accessories, primarily in the United States, Canada and Mexico ("North America"). Passenger cars are offered in various size classes and models. Chrysler produces trucks in light-duty, sport-utility and van/wagon models, which constitute the largest segments of the truck market. Chrysler also purchases and distributes certain passenger cars manufactured in Japan by Mitsubishi Motors Corporation ("MMC"), as well as cars manufactured in the United States by MMC's subsidiary, Diamond-Star Motors Corporation ("Diamond-Star").

        Although Chrysler currently sells most of its vehicles in the United States, Canada and Mexico, Chrysler also participates in other international markets through its wholly owned subsidiary, Chrysler Motors de Venezuela, S.A., and indirectly through its minority investments in Beijing Jeep Corporation, Ltd., and Arab American Vehicles Company. Chrysler sells to independent distributors in Europe and other world markets vehicles which are produced in North America and by Eurostar Automobilwerk Ges.mb.H & Co. KG ("Eurostar"), a joint venture between Chrysler and Steyr-Daimler-Puch Fahrzeugtechnik of Graz, Austria.

        The automotive industry in North America is highly competitive with respect to a number of factors, including product quality, price, appearance, size, special options, distribution organization, warranties, reliability, fuel economy, dealer service and financing terms. As a result, Chrysler's ability to increase vehicle prices and to use retail sales incentives effectively are significantly affected by the pricing actions and sales programs of its principal competitors. Moreover, the introduction of new products by other manufacturers may adversely affect the market shares of competing products made by Chrysler. Also, many of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may place Chrysler at a competitive disadvantage in responding to substantial changes in consumer preferences, governmental regulations, or adverse economic conditions in North America.

        Chrysler's long-term profitability depends upon its ability to introduce and market its new products effectively. The success of Chrysler's new products will depend on a number of factors, including the economy, competition, consumer acceptance, new product development, the effect of governmental regulation and the strength of Chrysler's marketing and dealer networks. As both Chrysler and its competitors plan to introduce new products, Chrysler cannot predict the market shares its new products will achieve. Moreover, Chrysler is substantially committed to its product plans and would be adversely affected by events requiring a major shift in product development.

        Chrysler's plan is to focus on its core automotive business. As part of this plan, Chrysler has sold certain assets and businesses which are not related to its core automotive business, and may sell other such assets in the future.

The Automotive Industry in the United States

        Chrysler's automotive operations, including product design and development activities, manufacturing operations and sales, are conducted mainly in North America. Chrysler's principal domestic competitors in the United States are General Motors Corporation and Ford Motor Company. In addition, a number of foreign automotive companies own and operate manufacturing and/or assembly facilities in the United States ("transplants"), and there are a number of other foreign manufacturers that distribute automobiles and light-duty trucks in the United States.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

The Automotive Industry in the United States- Continued

        The tables below set forth comparative market share data for domestic retail sales of cars and trucks for the major domestic manufacturers (including cars and trucks imported by them) and for foreign-based manufacturers, and unit sales of passenger cars and trucks (including imports to the United States) by Chrysler.

                                                                                  Year Ended December 31
                                                                         --------------------------------------------
                                                                         1994      1993       1992      1991      1990
                                                                         ----      ----       ----      ----      ----
                                                                                (percent of total industry)
U.S. Car Market Share (1):
- --------------------------
  U.S. Manufacturers (Including Imports):
     General Motors                                                     34.0%     34.1%      34.6%     35.6%     35.6%
     Ford                                                               21.6      22.1       21.6      20.1      20.9
     Chrysler                                                            9.0       9.8        8.3       8.6       9.3
                                                                       -----     -----      -----     -----     -----
       Total U.S. Manufacturers                                         64.6      66.0       64.5      64.3      65.8

  Foreign-Based Manufacturers (2):
     Japanese                                                           29.5      29.1       30.1      30.4      27.8
     All Other                                                           5.9       4.9        5.4       5.3       6.4
                                                                       -----     -----      -----     -----     -----
       Total Foreign-Based Manufacturers                                35.4      34.0       35.5      35.7      34.2
                                                                       -----     -----      -----     -----     -----
         Total                                                         100.0%    100.0%     100.0%    100.0%    100.0%
                                                                       =====     =====      =====     =====     =====
U.S. Truck Market Share (1) (3):
- --------------------------------
  U.S. Manufacturers (Including Imports):
     General Motors                                                     30.9%     31.4%      32.2%     32.9%     34.3%
     Ford                                                               30.1      30.5       29.7      28.9      29.2
     Chrysler                                                           21.7      21.4       21.1      18.4      17.3
     All Other                                                           2.0       1.9        1.8       2.0       2.0
                                                                       -----     -----      -----     -----     -----
       Total U.S. Manufacturers                                         84.7      85.2       84.8      82.2      82.8

  Foreign-Based Manufacturers (2):
     Japanese                                                           13.5      13.2       13.9      16.5      15.7
     All Other                                                           1.8       1.6        1.3       1.3       1.5
                                                                       -----     -----      -----     -----     -----
       Total Foreign-Based Manufacturers                                15.3      14.8       15.2      17.8      17.2
                                                                       -----     -----      -----     -----     -----
         Total                                                         100.0%    100.0%     100.0%    100.0%    100.0%
                                                                       =====     =====      =====     =====     =====


Unit Sales:                                                                         (In thousands)
- -----------
U.S. Car Retail Sales (1):
  Total Industry                                                       8,990     8,518      8,214     8,174     9,293
  Chrysler                                                               812       834        680       703       861
U.S. Truck Retail Sales (1) (3):
  Total Industry                                                       6,421     5,681      4,904     4,367     4,854
  Chrysler                                                             1,392     1,214      1,033       805       837

- -------------------------
(1) All U.S. retail sales data are based on publicly available information on manufacturers from the American Automobile Manufacturers Association and data on foreign company imports from Ward's Automotive Reports, a trade publication.
(2) "Foreign-Based Manufacturers" include imports and vehicles assembled and sold in the United States by foreign companies.
(3)  U.S. truck retail market share includes minivans.


        Competition from foreign car and truck manufacturers, in the form of both exports to the United States and sales by transplants, has been substantial in recent years. The market share for foreign passenger cars sold in the United States (including transplants) was 35.4 percent in 1994, compared to 34.0 percent in 1993. The market share for foreign trucks sold in the United Stated (including transplants) was 15.3 percent in 1994, compared to 14.8 percent in 1993. Vehicles assembled in the United States by Japanese manufacturers have significantly contributed to the market share obtained by foreign-based manufacturers. Japanese transplant sales accounted for approximately 16.1 percent of the U.S. passenger car market and 5.6 percent of the U.S. truck market in 1994, compared to 14.8 percent and 5.4 percent, respectively, in 1993.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

The Automotive Industry in the United States - Continued

        During the first three months of 1994, Japanese exports to the United States were subject to voluntary restraints limiting the number of new passenger cars (excluding station wagons) that could be exported. These restraints were put in place in 1981 and ended on March 31, 1994. For the 12 months ended March 31, 1994, the Japanese export limit was 1.65 million cars, while actual shipments during that period were 1.39 million cars. Although the voluntary restraint agreement has expired, it is unlikely that exports of passenger cars to the United States from Japan would surpass the 1.65 million level in the near future given the high assembly capacity put in place in the U. S. by Japanese manufacturers and the relatively high cost of vehicles imported from Japan due to the recent appreciation of the Japanese yen in relation to the U.S. dollar.

Chrysler Canada Ltd.

        Chrysler's consolidated subsidiary, Chrysler Canada Ltd. ("Chrysler Canada"), operates manufacturing and assembly facilities and sales and distribution networks in Canada. Chrysler Canada, whose operations are substantially integrated with Chrysler's U.S. operations, manufactures components and assembles front-wheel-drive minivans, front-wheel-drive mid-size and large sedans, and rear-wheel-drive vans.

        In 1994 and 1993, Chrysler Canada produced 695,606 and 643,356 vehicles, respectively, the majority of which were sold outside of Canada. Chrysler Canada's retail sales totaled 247,752 vehicles in 1994 and 226,819 vehicles in 1993, the majority of which were manufactured outside of Canada. Chrysler Canada's retail unit sales of cars accounted for 15.7 percent and 14.6 percent of the Canadian car market in 1994 and 1993, respectively. In 1994, retail unit sales of trucks accounted for 25.7 percent of the Canadian truck market compared with 26.3 percent in 1993. In 1994, Chrysler Canada ranked third in the Canadian industry in retail unit sales of both cars and trucks.

Chrysler de Mexico

        Chrysler's consolidated subsidiary, Chrysler de Mexico S.A. ("Chrysler Mexico"), operates assembly and manufacturing facilities in Mexico, producing vehicles and components for both Mexican and export markets. Chrysler Mexico also distributes in the Mexican market finished vehicles imported from Chrysler's U.S. and Canadian operations.

        Chrysler Mexico's vehicle sales accounted for 13.1 percent of the Mexican wholesale car market and 19.4 percent of the Mexican wholesale truck market in 1994, compared with 13.3 percent and 23.6 percent, respectively, in 1993. Within the Mexican industry, Chrysler Mexico's wholesale unit sales ranked fourth in cars and third in trucks in 1994. In 1994, overall wholesale industry sales in Mexico are estimated to have been approximately 620,000 units, compared with 604,400 units in 1993, an increase of 2.6 percent.

        In 1994, Chrysler Mexico exported 117,489 cars, compared with 104,712 cars in 1993. In 1994, Chrysler Mexico also exported 43,910 trucks, compared with 36,660 trucks in 1993. In addition, Chrysler Mexico provides certain major automobile components to Chrysler, including engines and air conditioner condensers.

        The economic uncertainty in Mexico following the devaluation of the Peso may result in reduced vehicle sales in Mexico in 1995. As a result, exports to Mexico of Chrysler vehicles manufactured in the U.S. and Canada may decrease, and sales of vehicles in Mexico may be less profitable in 1995, as compared to 1994. If U.S. and Canada vehicle industry sales continue at present or higher levels, imports to the U.S. and Canada of Chrysler vehicles manufactured in Mexico may increase, and such sales may be more profitable in 1995, as compared to 1994. The devaluation of the Peso did not significantly impact Chrysler's 1994 operating results. Chrysler cannot predict the impact that the devaluation of the Peso, and the resulting uncertainty surrounding the Mexican economic and political environments, will have on its operating results in 1995.

North American Free Trade Agreement

                The North American Free Trade Agreement ("NAFTA") unites Mexico, Canada and the United States into the world's largest trading region, a market with more than 360 million consumers. NAFTA provides for the phase-out of trade regulations which restricted vehicle imports and exports between Mexico and the U.S. and Canada. During 1994, trade benefits of NAFTA resulted in commercial growth between Mexico and the United States as both economies benefitted from reduced trading restrictions. In December of 1994, however, the value of the Peso declined significantly in relation to the U.S. Dollar. In addition, the Canadian Dollar experienced a decline in relation to the U.S. Dollar in January of 1995. While it is uncertain how these economic events will affect Chrysler in the short-term, Chrysler's management believes that the fundamentals of NAFTA will benefit the North American automobile industry in the long-term.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

International Operations

        Chrysler's automotive operations outside North America consist primarily of Eurostar's manufacturing operations in Austria and the export of finished vehicles and component kits produced in North America to independent foreign distributors and local manufacturers. Chrysler owns an assembly facility in Venezuela, has equity interests in companies with manufacturing and assembly facilities in China and Egypt, and has established joint ventures with certain other foreign manufacturers. Chrysler will continue to focus on growth opportunities in major markets such as Europe, Japan and China and will explore developing markets in South America, Eastern Europe and the Asia-Pacific region. New manufacturing and joint venture operations could be established if market conditions, sales levels and profitability opportunities are consistent with Chrysler's corporate objectives.

        Chrysler shipped 136,462 vehicles to international markets in 1994, an increase of 28 percent from 1993. Chrysler sold 70,294 units in European markets and 66,168 units in other world markets, primarily Japan, Taiwan and the Middle East. During 1994, Chrysler exported 24,272 kits to worldwide affiliates for assembly. The majority of the kits were Jeep products shipped to China,
Indonesia and Venezuela.   In addition, Chrysler began exporting the Neon and
Cirrus passenger cars in 1994.

        Eurostar began production and distribution of Chrysler minivans in March 1992 for the European market. Eurostar sold 38,830 minivans in 1994, compared to 33,738 in 1993. In 1993, Chrysler entered into an agreement with Steyr-Daimler-Puch Fahrzeugtechnik to assemble Jeep Grand Cherokees in Austria for the European and other world markets. Production under the agreement was launched in the fourth quarter of 1994.

        Chrysler presently does not have significant risks related to changes in currency exchange rates as Chrysler is primarily a North American automotive company. Chrysler does, however, have growing international sales and continuing international component sourcing. When Chrysler sells vehicles outside the United States or purchases components from suppliers outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. The primary foreign currencies in which Chrysler has activities are the German Mark, French Franc, Japanese Yen, Canadian Dollar and Mexican Peso. To the extent possible, receipts and disbursements in a specific currency are offset against each other. In addition, Chrysler periodically initiates hedging activities by entering into currency exchange agreements, consisting primarily of currency forward contracts and purchased currency options, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. At December 31, 1994, Chrysler had currency exchange agreements for the German Mark, French Franc and Japanese Yen. Chrysler's operating results may be affected by changes in currency exchange rates during the period in which transactions are executed, to the extent that hedge coverage does not exist. However, the impact of any changes in currency exchange rates on unhedged transactions is not expected to be material to Chrysler's operating results or financial position.

        Chrysler does not use derivative financial instruments for trading purposes. Chrysler's hedging activities are based upon purchases and sales which are expected to be transacted in foreign currencies. Generally, these purchases and sales are committed for the current and forthcoming calendar year. The currency exchange agreements which provide hedge coverage typically mature within two years of origination. These hedging instruments are periodically modified as existing commitments are fulfilled and new commitments are made. Chrysler's management believes that its hedging activities have been effective in reducing Chrysler's limited risks related to currency exchange fluctuations.

Mitsubishi Motors Corporation

        Chrysler imports and distributes in the United States and Canada selected models of passenger cars manufactured by MMC in Japan. In 1994, Chrysler sold 28,849 MMC-manufactured vehicles in the United States, representing 1.3 percent of Chrysler's U.S. retail vehicle sales. In 1993, Chrysler sold 69,646 MMC-manufactured vehicles in the United States, representing 3.4 percent of Chrysler's U.S. retail vehicle sales. In addition to passenger cars, Chrysler purchases 2.5-liter and 3.0-liter V-6 engines for use in the production of certain minivans and other vehicles, and intends to buy approximately 415,000 of these engines from MMC during the 1995 model year.

        Diamond-Star produces small sporty cars in the United States for Chrysler and Mitsubishi Motor Sales of America ("MMSA"). Chrysler sold its 50 percent interest in Diamond-Star to MMC, its partner in the joint venture, in October 1991. Chrysler subsequently sold its equity interest in MMC, selling
93.9 million shares of MMC stock in 1992 and 1993 for approximately $544 million in cash, net of related expenses. Pursuant to a distribution agreement that terminates in July 1999, Chrysler retains the right to purchase a portion of Diamond-Star's production capacity. In addition, Chrysler will provide engines and transmissions for use in certain Diamond-Star vehicles. Chrysler's sales of Diamond-Star cars in 1994 and 1993 represented 1.7 and 2.1 percent, respectively, of Chrysler's U.S. retail vehicle sales in each period.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

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

Segment Information

        Industry segment and geographic area data for 1994, 1993 and 1992 are summarized in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17.

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

Automotive Product Plans

        In 1989, Chrysler changed the organizational structure of its automotive design and development activities by establishing cross-functional product development groups called "platform teams." The platform team system is designed to improve communications, reduce the design and development time of new vehicles, improve product quality, and reduce the cost of developing new vehicle lines. The utilization of platform teams has enabled Chrysler to focus corporate resources on the continuous improvement of its car and truck offerings.

        In the fall of 1992, Chrysler introduced the first of its all-new passenger car platforms resulting from the new platform team concept. The Chrysler Concorde, Dodge Intrepid and Eagle Vision compete in the upper-middle segment and employ a "cab-forward" design, creating more interior passenger
space without significantly increasing vehicle size or weight.   Chrysler's
share of the U.S. basic middle segment was 9.9 percent for 1994, compared to
9.7 percent for 1993. In early 1993, a new Chrysler New Yorker and a touring derivative called the LHS, which were also based on this platform, were introduced in the basic large segment.

        In 1993, Dodge introduced the first truck designed under the platform team system, a new full-size Ram pickup. This new pickup also marks the first full-scale production use of a new "big gas" V-10 engine which was also used as a basis for the design of the Dodge Viper V-10 engine. In the fall of 1994, Dodge introduced a Club Cab version of the Ram pickup to pursue another segment of the growing truck market. Dodge's share of the U.S. full-size pickup truck market grew to 14.5 percent in 1994 from 7.1 percent in 1993.

        In January of 1994, Chrysler introduced the subcompact Dodge and Plymouth Neon, which provide both driver and passenger airbags and apply Chrysler's "cab-forward" design used by the upper-middle segment vehicles. A two-door coupe was added to the lineup in the third quarter of 1994. Chrysler's share of the U.S. subcompact segment rose to 11.9 percent in 1994 from 11.4 percent in 1993.

        Chrysler introduced an all-new compact car marketed as the Chrysler Cirrus in the third quarter of 1994. The Cirrus offers newly designed engines, includes driver and passenger airbags, and also applies the "cab-forward" design. The Cirrus was awarded the Motor Trend Car of the Year Award for its contemporary styling, roominess, overall quality, and value. A Dodge version of the vehicle, the Dodge Stratus, will be introduced in the first quarter of 1995. In addition, a Plymouth version of the vehicle, the Plymouth Breeze, will be added in the 1996 model year.

        Chrysler added the Dodge Avenger in the third quarter of 1994 and will introduce the Chrysler Sebring in the first quarter of 1995. These two-door coupes compete in the high profile mid-specialty segment and are built exclusively for Chrysler by Diamond-Star.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

Automotive Product Plans - Continued

        Chrysler will introduce an all-new minivan in the first half of 1995. The new Chrysler Town & Country, Dodge Caravan, and Plymouth Voyager will provide many unique product features, including a driver's side sliding door. Chrysler held 43.4 percent and 46.7 percent of the U.S. minivan segment in 1994 and 1993, respectively. In spite of increased competition in this segment, Chrysler sold 513,163 minivans in the United States in 1994, compared to 502,053 in 1993. Worldwide shipments of minivans in 1994 and 1993 were 617,318 and 567,801 units, respectively.

Automotive Marketing

        New passenger cars and trucks are sold at retail by dealers who have sales and service agreements with the manufacturer. The dealers purchase cars, trucks, parts and accessories from the manufacturer for sale to retail customers. In the United States, Chrysler had 4,687 dealers at December 31, 1994 compared with 4,726 at December 31, 1993. Chrysler Canada had 607 dealers at December 31, 1994 compared with 601 dealers at December 31, 1993.


        Chrysler's ability to maintain, expand and improve the quality of its dealer organization will have an important impact on future sales. Chrysler maintains programs to provide dealership operating capital through equity investments where sufficient private capital is not available. The programs anticipate that the dealer receiving such assistance will eventually purchase Chrysler's equity investment from the dealer's share of the dealership profits. Chrysler's equity interest in U.S. and Canadian dealerships totaled $28 million in 64 dealerships as of December 31, 1994, compared with $37 million in 91 dealerships as of December 31, 1993.

        Chrysler continues to focus on quality customer service. The new Chrysler Customer Center is designed to promote customer satisfaction and communicate customer concerns to dealers and internally to vehicle platform teams.

Manufactured and Purchased Components and Materials

        Chrysler continues to focus on its core automotive business. Chrysler manufactures most of its requirements for engines, transmissions and transaxles, certain body stampings and electronic components, and processes approximately 80 percent of its requirements for fabricated glass parts.

        Chrysler used approximately 1,250 suppliers of productive materials in 1994, compared to approximately 1,380 used in 1993. Chrysler purchases a larger portion of its materials, parts and other components from unaffiliated suppliers than do its principal domestic competitors. Chrysler expects to continue purchasing its requirements for these items rather than manufacturing them.

Government Regulation

Vehicle Regulation
        Fuel economy, safety and emissions regulations and standards applicable to motor vehicles have been issued from time to time under a number of federal statutes, including the National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act"), the Clean Air Act, Titles I and V of the Motor Vehicle Information and Cost Savings Act and the Noise Control Act of 1972. In addition, the State of California has promulgated exhaust emission standards, some of which are more stringent than the federal standards. Other states may, under the Clean Air Act, adopt vehicle emission standards identical to those adopted by the State of California. The States of New York, Massachusetts, and Connecticut have adopted such standards and several other states are considering similar action. Federal courts have generally upheld New York and Massachusetts' adoption of the California standards.

Vehicle Emissions Standards
        Under the Clean Air Act, auto manufacturers are required, among other things, to significantly reduce tailpipe emissions of polluting gases from automobiles and light trucks and to increase the length of time vehicles are subject to recall for failure to meet emission standards to ten years or 100,000 miles, whichever occurs first. This Act imposes standards for model years through 2003 that require further significant reductions in motor vehicle emissions. This Act also may require production of certain vehicles capable of operating on fuels other than gasoline or diesel fuel (alternative fuels) under a pilot test program to be conducted principally in California beginning in the 1996 model year. Chrysler is actively pursuing the development of flexible fuel vehicles capable of operating on both gasoline and M-85 methanol blend fuels as well as the development of vehicles capable of operating on compressed natural gas.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

Government Regulation - Continued

Vehicle Regulation - Continued

        The California Air Resources Board has received federal approval, pursuant to the Clean Air Act, for a series of passenger car and light truck emission standards, effective through the 2003 model year, that are more stringent than those prescribed by the Clean Air Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low emission vehicles. California also requires that a specified percentage of each manufacturer's California sales volume, beginning at two percent in 1998 and increasing to ten percent in 2003, must be zero-emission vehicles ("ZEVs") that produce no emissions of regulated pollutants. Chrysler has entered into a consortium of vehicle manufacturers, electric utilities and the U.S. Department of Energy to develop new battery technology for use in electric vehicles which would qualify as ZEVs and has built a limited number of experimental prototype electric vehicles using existing advanced battery technology.

        On December 19, 1994, the Administrator of the United States Environmental Protection Agency ("EPA") responded to a petition filed by the Ozone Transport Commission ("OTC"), a group of 12 Northeast states and the District of Columbia. The response held that the states comprising the OTC must either adopt the California vehicle emissions standards or a 49 state program advocated by the American Automobile Manufacturers Association (of which Chrysler is a member) and the Association of International Automobile Manufacturers. The Administrator's decision does not require the states that adopt California's general vehicle emission standards to adopt California's ZEV requirement, but permits the states to adopt the ZEV requirement if they elect to do so. Both New York and Massachusetts have adopted the California general standards as well as the California ZEV requirement. Connecticut has adopted the general standards but not the ZEV requirement.

CAFE
        The Motor Vehicle Information and Cost Savings Act, as amended by the Energy Policy and Conservation Act, requires vehicle manufacturers to provide vehicles that comply with federally mandated fuel economy standards. Under this Act, a manufacturer earns credits for exceeding the applicable fuel economy standards; however, fuel economy credits earned on cars may not be used for trucks. Failure to meet the average fleet fuel economy standards can result in the imposition of penalties unless a manufacturer has sufficient fuel economy credits from the preceding three years or projects that will generate sufficient credits over the succeeding three years. Chrysler is in substantial compliance with existing CAFE requirements and anticipates continued compliance with such requirements. In addition, the Energy Tax Act of 1978 imposes a graduated "Gas Guzzler" tax on automobiles with a fuel economy rating below specified levels.

        From time to time there have been federal legislative and administrative initiatives that would increase corporate average fuel economy standards from their current levels. In addition, the National Highway Traffic Safety Administration ("NHTSA") has initiated rulemaking to set light truck CAFE standards for the 1998 - 2006 model years. A significant increase in those requirements could be costly to Chrysler and could result in significant restrictions on the products Chrysler offers.

Vehicle Safety
        Under the Safety Act, NHTSA is required to establish federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. NHTSA has announced its intention to upgrade certain existing standards and to establish additional standards in the future. Chrysler expects to be able to comply with those standards.

Vehicle Recalls
        Under the Clean Air Act the EPA may require manufacturers to recall and repair customer-owned vehicles that fail to meet emission standards established under that Act. Similarly, the Act authorizes the State of California to require recalls for vehicles that fail to meet its emissions standards.

        The Safety Act authorizes NHTSA to investigate reported vehicle problems and to order a recall if it determines that a safety-related defect exists. NHTSA is conducting an engineering analysis of the rear liftgate latches in Chrysler's 1984-1994 model year minivans (approximately 4 million latches) as a result of allegations that some latches opened during collisions. Chrysler has provided NHTSA with extensive information in support of Chrysler's position that no safety-related defect exists with respect to the latches. If, however, NHTSA concludes that the information gathered may warrant a formal investigation, it may issue a Recall Request Letter asking that Chrysler voluntarily repair or replace the latches. If NHTSA issues such a letter and Chrysler declines to conduct a recall, NHTSA may proceed with a formal investigation or close the matter. If NHTSA proceeds with a formal investigation and determines that a defect exists, it may seek to compel a recall. Chrysler continues to discuss this matter with NHTSA.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

Government Regulation - Continued

Vehicle Regulation - Continued

        Chrysler's emissions and safety-related recall costs vary widely from year to year, and could be significant in future years depending on the corrective action required to remedy a particular condition and the number of vehicles involved.

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

        While Chrysler is unable to predict the exact level of expenditures that will be required to develop and implement new technology in its North American facilities, since federal and state requirements are not fully defined, Chrysler expects its capital requirements for the period 1995 through 1999 will be approximately $700 million. Of this total, Chrysler estimates that $136 million will be spent in 1995 and $138 million will be spent in 1996. Substantially all of these expenditures are included in Chrysler's planned disbursements for new product development and the acquisition of productive assets over the 1995 to 1999 period. In addition, the extensive federal-state permit program established by the Clean Air Act may reduce operational flexibility and cause delays in upgrading of Chrysler's production facilities in the United States.

Clean Air Act
        Pursuant to the Clean Air Act, the states are required to amend their implementation plans to require more stringent limitations and other controls on the quantity of pollutants which may be emitted into the atmosphere to achieve national ambient air quality standards established by the EPA. In addition, the Clean Air Act requires reduced emissions of substances that are classified as hazardous, toxic or that contribute to acid deposition, imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states, and expands federal authority to impose severe penalties and criminal sanctions. The Clean Air Act also allows states to adopt standards more stringent than those required by the Clean Air Act. Most recent reports filed with the EPA pursuant to the Superfund Amendments and Reauthorization Act of 1986 indicate that for calendar year 1992 releases and emissions of chemicals and toxics by Chrysler were reduced by more than 70 percent from comparable 1987 levels.

Environmental Liabilities
        The EPA and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 97 sites involved in the foregoing matters at December 31, 1994. Chrysler may also incur remediation costs at an additional 40 of its active or deactivated facilities.

        Estimates of future costs of pending environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, and the apportionment and collectibility of remediation costs among responsible parties. Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing environmental matters, and therefore has established reserves totalling $310 million for the estimated costs associated with all of its environmental remediation efforts. Chrysler believes that these reserves will be sufficient to resolve these matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances and existing laws and regulations, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the total costs associated with these matters, and those changes could be material to Chrysler's consolidated results of operations for the period in which the developments occur. Chrysler is unable to estimate such changes in costs, if any, that may be incurred in connection with these matters.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

                              FINANCIAL SERVICES

        Chrysler's principal subsidiary, CFC, is a financial services organization engaged in wholesale and retail vehicle financing, servicing nonautomotive leases and loans, property, casualty and other insurance, and automotive dealership facility development and management. All of CFC's stock is owned by Chrysler. CFC, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926.


        CFC's primary objective is to provide financing for automotive dealers and retail purchasers of Chrysler's products. CFC sells significant amounts of automotive receivables acquired in transactions subject to limited recourse provisions. CFC remains as servicer for which it is paid a servicing fee. At the end of 1994, CFC had nearly 3,100 employees and its portfolio of receivables managed, which includes receivables owned and serviced for others, totaled $32.9 billion.

        CFC has sold various nonautomotive assets over the last several years, thereby making CFC more dependant on Chrysler. Thus, lower levels of sales of Chrysler automotive products could result in a reduction in the level of finance operations of CFC.

        CFC's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others primarily represent sold receivables which CFC services for a fee. At December 31, 1994, receivables serviced for others accounted for 61 percent of CFC's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                                          1994         1993        1992        1991        1990
                                        --------    --------    --------    --------    --------
                                                        (in millions of dollars)
Automotive financing                    $ 30,092    $ 25,011    $ 22,481    $ 24,220    $ 25,117
Nonautomotive financing                    2,775       3,251       7,657       9,486      10,709
                                        --------    --------    --------    --------    --------
Total                                   $ 32,867    $ 28,262    $ 30,138    $ 33,706    $ 35,826
                                        ========    ========    ========    ========    ========



Automotive Financing
        CFC conducts its automotive finance business principally through its subsidiaries Chrysler Credit Corporation, Chrysler Credit Canada Ltd., and, in Mexico, Chrysler Comercial S.A. de C.V., (together "Chrysler Credit").
Chrysler Credit is the major source of automobile and light-duty truck wholesale (also referred to as dealer "floor plan") and retail financing for Chrysler dealers and their customers throughout North America. Chrysler Credit also offers its floor plan dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies independent of, and affiliated with, Chrysler. The automotive financing operations of Chrysler Credit are conducted through 94 branches in the United States, Canada and Mexico.

        CFC's Mexican subsidiary, Chrysler Comercial S.A. de C.V. ("Chrysler Comercial"), contributed $11 million, $18 million and $15 million in 1994, 1993 and 1992, respectively, to CFC's earnings before income taxes. Chrysler Comercial's total assets were $433 million and $477 million at December 31, 1994 and 1993, respectively. The economic uncertainty in Mexico following the devaluation of the Peso may have an unfavorable impact on Chrysler Comercial's retail and wholesale volume and credit losses.

        During 1994 CFC financed or leased approximately 830,000 vehicles at retail in the United States, including approximately 525,000 new Chrysler passenger cars and light-duty trucks, representing 24 percent of Chrysler's U.S. retail and fleet deliveries. In 1994, the average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $375. The average percentage of dealer cost financed was 94 percent and the average original term was 55 months. CFC also financed at wholesale approximately 1,647,000 new Chrysler passenger cars and light-duty trucks representing 73 percent of Chrysler's U.S. factory shipments in 1994. Wholesale vehicle financing accounted for 74 percent of the total automotive financing volume of CFC in 1994 and represented 31 percent of automotive finance receivables outstanding at December 31, 1994.

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

Nonautomotive Financing
        CFC has downsized its nonautomotive operations through sales and liquidations over the last several years. Chrysler Capital Corporation ("Chrysler Capital") manages nonautomotive leases and loans to clients in over 15 industries throughout the United States. At December 31, 1994, Chrysler Capital managed $2.3 billion of nonautomotive finance receivables compared to $2.7 billion at December 31, 1993. In addition, CFC managed a portfolio of secured small business loans totaling $0.5 billion at December 31, 1994, compared to $0.6 billion at December 31, 1993.

Insurance
        Chrysler Insurance Company and its subsidiaries ("Chrysler Insurance") provide specialized insurance coverages for automotive dealers and their customers in the United States and Canada. Chrysler Insurance provides physical damage, garage liability, workers' compensation and property and contents coverage directly to automotive dealers. Chrysler Insurance also provides collateral protection and single interest insurance to retail automobile customers and their financing sources.

Real Estate Management
        Chrysler Realty Corporation ("Chrysler Realty"), which is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States, typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1994, Chrysler Realty controlled 876 sites (of which 289 were owned by Chrysler Realty).

Funding
        During 1994, CFC issued $1.8 billion of term debt and increased the level of short-term notes outstanding (primarily commercial paper) to $4.3 billion. Receivable sales continued to be a significant source of funding during 1994, as CFC realized $6.4 billion of net proceeds from the sale of automotive retail receivables compared to $7.8 billion of net proceeds from the sale of automotive retail receivables in 1993. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $3.8 billion and $4.6 billion at December 31, 1994 and 1993, respectively.

        CFC uses derivative financial instruments to manage its exposure arising from changes in interest rates and currency exchange rates as part of its asset and liability management program. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts, and currency exchange agreements. CFC does not use derivative financial instruments for trading purposes.

        Due to changing interest rates, interest rate derivatives are used to stabilize interest margins. The Company hedges against borrowings denominated in currencies other than the borrowers' local currency. Such borrowings are translated in the financial statements at the rates of exchange established under the related currency exchange agreements. Forward interest rate contracts are used to manage exposure to fluctuations in funding costs for anticipated securitizations of retail receivables.

        CFC's outstanding debt at December 31, for each of the five most recent years was as follows:


                                                                          December 31
                                                  --------------------------------------------------------
                                                    1994      1993        1992        1991        1990
                                                  --------    --------    --------    --------    --------
                                                                  (in millions of dollars)
Short-term notes (primarily commercial paper)     $  4,315    $ 2,772    $    352    $    339    $  1,114
Bank borrowings under
  revolving credit facilities                           --         --       5,924       6,633       6,241
Senior term debt                                     6,069      5,139       4,436       6,742       9,233
Subordinated term debt                                  27         77         585         949       1,686
Mexico borrowings and other                            260        447         455         518         431
                                                  --------    -------    --------    --------    --------
Total                                             $ 10,671    $ 8,435    $ 11,752    $ 15,181    $ 18,705
                                                  ========    =======    ========    ========    ========

Item 1.   BUSINESS - CONTINUED                                Part I - Continued

                             CAR RENTAL OPERATIONS

        Through its Pentastar Transportation Group, Inc. ("Pentastar") subsidiary, Chrysler owns Thrifty Rent-A-Car System, Inc. ("Thrifty"), and Dollar Systems, Inc. ("Dollar", formerly Dollar Rent A Car Systems, Inc.). Both Thrifty and Dollar are engaged in leasing vehicles to independent businesses they have licensed to use their trade names, systems and technologies in the daily rental of cars for business, personal and leisure use. They also maintain and operate a number of their own locations. In September 1992, Chrysler announced a realignment of a part of the Car Rental Operations under Pentastar and the consolidation and phase out of certain of those operations. As part of that realignment, Chrysler subsequently transferred to Dollar ownership of General Rent-A-Car ("General"), which also rents cars for business, leisure and personal use, exclusively through corporate owned locations. Consolidation of General's operations into those of Dollar's was completed in 1994.
Additionally, Snappy Car Rental, Inc., which engages in renting automobiles on a short-term basis, was sold in September 1994.

                            RESEARCH AND DEVELOPMENT

        For the years ended December 31, 1994, 1993 and 1992, Chrysler spent $1.3 billion, $1.2 billion, and $1.1 billion, respectively, for company-sponsored research and development activities. These activities relate to the development of new products and services and the improvement of existing products and services, as well as compliance with standards that have been and are being promulgated by the government.

                                   EMPLOYEES

        At December 31, 1994, Chrysler had a total of approximately 121,000, employees worldwide, approximately 97,000 of which were employed in the United States. In the United States and Canada, approximately 95 percent of Chrysler's hourly employees and 22 percent of its salaried employees are represented by unions. Of these represented employees, 98 percent of hourly and 91 percent of salaried employees are represented by the United Automotive, Aerospace, and Agricultural Implement Workers of America ("UAW") or the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW").

        In 1993, Chrysler negotiated three-year national agreements with the UAW and CAW in the United States and Canada, respectively, without an interruption of production. The UAW contract provides for essentially the same levels of wages and benefits as negotiated by Chrysler's major domestic competitors. The UAW contract retains the job and income security protection program and health care coverage. The job and income security benefit caps were negotiated at the previous contract amount of $612 million with new Supplemental Unemployment Benefits Contingency Accounts of $106 million. The contract also adopted provisions expected to abate future increases in labor costs including Cost of Living Allowance diversions, lower new hire rates, and a broadened approach to managed health care.

        Chrysler's pension plans, group life, and health care benefits for active, inactive, and retired employees generally follow the structure of benefits common to the automotive industry. See Part II, Item 8, Notes to Consolidated Financial Statements, Notes 1, 11 and 12 for further information on postemployment benefits, pension plans, and nonpension postretirement benefits.


                             INTELLECTUAL PROPERTY

        Chrysler has intellectual property rights, including patents, proprietary technology, trademarks, trade dress, service marks, copyrights, and licenses under such rights of others, relating to its businesses, products, and manufacturing equipment and processes. Chrysler grants licenses to others under its intellectual property rights and receives fees and royalties under some of these licenses. While Chrysler does not consider any particular intellectual property right to be essential, it does consider the aggregate of such rights very important to the overall conduct of its businesses.


Item 2.   PROPERTIES

                             AUTOMOTIVE OPERATIONS

        The statements concerning ownership of Chrysler's properties are made without regard to taxes or assessment liens, rights of way, contracts, easements or like encumbrances or questions of survey and are based on the records of Chrysler. Chrysler knows of no material defects in title to, or adverse claims against, any of such properties, nor any existing material liens or encumbrances against Chrysler or its properties, except the mortgage loan on Chrysler's Sterling Heights Assembly Plant (Sterling Heights, Michigan).

Item 2.   PROPERTIES - CONTINUED                           Part I - Continued

        Chrysler's manufacturing plants include a foundry, machining plants, metal stamping plants, engine plants, transmission plants, electronic parts plants, an air conditioning equipment plant, glass fabricating plants and other component parts plants. In addition to Michigan, manufacturing plants in the United States are located in Alabama, Indiana, New York, Ohio, Texas and Wisconsin.

        Chrysler's U.S. passenger car assembly plants are located in Sterling Heights and Detroit, Michigan; Belvidere, Illinois and Newark, Delaware. The U.S. truck assembly plants are located in Warren and Detroit, Michigan; Fenton, Missouri; and Toledo, Ohio. An assembly plant located in Fenton, Missouri, which was previously idled in 1991, is being equipped with new machinery and tooling and will begin producing minivans in 1995. Parts depots, warehouses and sales offices are situated in various sections of the United States, while Chrysler's principal engineering and research facilities and its general offices are located in Michigan.

        Automotive properties outside the U.S. are owned or leased principally by Chrysler Canada and Chrysler Mexico. Other manufacturing and assembly plants of subsidiaries outside the U.S. are located in Venezuela and Austria.

        In 1991, Chrysler dedicated its new technology center in Auburn Hills, Michigan. The initial project, which consisted of 3.3 million square feet of floor space and included design, vehicle engineering, manufacturing engineering and pilot build facilities associated with the development of new Chrysler cars and trucks, was completed and fully occupied in the first half of 1994. In the third quarter of 1992, the Board of Directors approved a subsequent project to build an administrative building which is currently under construction. The administrative building, which will add approximately 1.0 million square feet of floor space to the facility, is scheduled for completion in the first half of 1996.

        In the opinion of management, Chrysler's properties include facilities which are suitable and adequate for the conduct of its present assembly and component plant requirements.

                               FINANCIAL SERVICES

  At December 31, 1994, the following facilities were utilized by CFC in conducting its business:

   (a) executive offices of CFC, Chrysler Credit Corporation, Chrysler Insurance and certain other domestic subsidiaries of CFC in Southfield, Michigan;

   (b) a total of 82 branches of Chrysler Credit located throughout the United States;

   (c) headquarters of remaining Chrysler First Inc. operations in Allentown, Pennsylvania, and a total of 3 offices of such corporation in the United States;

   (d) headquarters of Chrysler Capital in Stamford, Connecticut and a total of 12 offices of such corporation located throughout the United States;

   (e)   headquarters of Chrysler Realty in Troy, Michigan; and

   (f) a total of 12 offices used as headquarters and branch offices in Canada and Mexico.

        All of the facilities described above were leased by CFC.

        At December 31, 1994, a total of 289 automobile dealership properties generally consisting of land and improvements were owned by Chrysler Realty leased primarily to Chrysler franchised dealers.

Item 3.   LEGAL PROCEEDINGS                               Part I -  Continued

        Chrysler and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief that would require significant expenditures. Chrysler believes that each of the product and environmental proceedings described below constitutes ordinary routine litigation incidental to the business conducted by Chrysler. See also Note 8 of Notes To Consolidated Financial Statements.

Product Matters

        Many of the legal proceedings seek damages for personal injuries claimed to have resulted from alleged defects in the design or manufacture of products distributed by Chrysler. The complaints filed in those matters specify approximately $1.1 billion in compensatory and $1.9 billion in punitive damages in the aggregate as of December 31, 1994. These amounts represent damages sought by plaintiffs and, therefore, do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve those matters. Further, many complaints do not specify a dollar amount of damages or specify only the jurisdictional minimum. These amounts may vary significantly from one period to the next depending on the number of new complaints filed or pending cases resolved in a given period.

        Numerous complaints seek damages for personal injuries sustained in accidents involving alleged rollovers of Jeep CJ vehicles. These complaints represent approximately $312 million of the compensatory and $785 million of the punitive damages specified above. Pursuant to an indemnification agreement with Chrysler, Renault has agreed to indemnify Chrysler against a portion of certain costs arising from accidents involving alleged Jeep CJ vehicle rollovers that occurred between April 1, 1985 and March 31, 1994.

        Many of the remaining complaints seek compensatory and punitive damages for personal injuries sustained in accidents involving alleged defects in occupant restraint systems, seats, heater cores, or various other components in several different vehicle models. Some complaints seek repair of the vehicles or compensation for the alleged reduction in vehicle value.

        Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing matters, and therefore has established reserves which it believes will be sufficient to resolve these matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial condition. Future developments could cause Chrysler to change its estimate of the ultimate cost of resolving these matters, and these changes could be material to Chrysler's consolidated results of operations for the period in which the developments occur. Chrysler is unable to estimate such changes in costs, if any, that may be incurred in connection with these matters.

Environmental Matters

        The EPA and various state agencies have notified Chrysler that it may be a PRP for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the CERCLA and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 97 sites involved in the foregoing matters at December 31, 1994. Chrysler may also incur remediation costs at an additional 40 of its active or deactivated facilities.

        In particular, the Indiana Department of Environmental Management initiated an administrative proceeding in August 1985 alleging improper disposal of waste at a Chrysler facility in Indianapolis. This proceeding, which seeks to require Chrysler to conduct a site assessment and undertake remedial action, may result in the imposition of civil penalties in excess of $100,000.

        Estimates of future costs of pending environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, and the apportionment and collectibility of remediation costs among responsible parties. Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing environmental matters, and therefore has established reserves totalling $310 million for the estimated costs associated with all of its environmental remediation efforts. Chrysler believes that these reserves will be sufficient to resolve these matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances and existing laws and regulations, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the total costs associated with these matters, and these changes could be material to Chrysler's consolidated results of operations for the period in which the developments occur. Chrysler is unable to estimate such changes in costs, if any, that may be incurred in connection with these matters.

Item 3.   LEGAL PROCEEDINGS - Continued                   Part I -  Continued

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None during the fourth quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT
(AS OF FEBRUARY 2, 1995)

                                        Officer
        Name             Age           Since (1)                              Present Position
- --------------------    -----      -----------------      ---------------------------------------------------------
R. J. Eaton               54       March 14, 1992         Chairman of the Board and Chief Executive Officer (2)
R. A. Lutz                62       June 3, 1986           President and Chief Operating Officer (2)
T. G. Denomme             55       April 9, 1981          Vice Chairman and Chief Administrative Officer (2)
G. C. Valade              52       June 7, 1990           Executive Vice President and Chief Financial Officer
T. R. Cunningham          48       September 3, 1987      Executive Vice President - Sales and Marketing and General
                                                          Manager - Minivan Operations
D. K. Pawley              53       April 11, 1991         Executive Vice President - Manufacturing
R. R. Boltz               49       June 11, 1987          Vice President - Product Strategy and Regulatory Affairs
                                                          and General Manager - Small Car Operations
T. P. Capo                43       November 7, 1991       Vice President and Treasurer
J. E. Cappy               60       August 5, 1987         Vice President - Chrysler Technologies and Rental Car
                                                          Operations
F. J. Castaing            49       August 5, 1987         Vice President - Vehicle Engineering and General Manager -
                                                          Power Train Operations
J. D. Donlon, III         48       January 1, 1992        Vice  President and Controller
F. J. Ewasyshyn           42       October 6, 1994        Vice  President - Advance Manufacturing and Engineering
T. C. Gale                51       April 4, 1985          Vice  President - Product Design and International
                                                          Operations
T. Gallagher              52       September 3, 1992      Vice President - Employee Relations
M. M. Glusac              64       July 7, 1994           Vice President - Government Affairs
G. L. Henson              52       August 1, 1994         Vice President - Large & Small Car, Jeep and Truck
                                                          Assembly and Stamping Operations
J. E. Herlitz             52       April 7, 1994          Vice President - Product Design
J. P. Holden              43       May 6, 1993            Vice President - Quality, Capacity, and Process Management
H. A. Lewis               52       July 8, 1993           Vice President - Finance Strategy and Planning
R. G. Liberatore          45       January 1, 1993        Vice President - Washington Affairs
A. C. Liebler             52       May 17, 1990           Vice President - Marketing and Communications
C. S. Lobo                46       July 9, 1992           Vice President - President and Managing Director -
                                                          Chrysler de Mexico S. A.
W. J. O'Brien             51       September 3, 1987      Vice President, General Counsel and Secretary
K. M. Oswald              45       October 6, 1994        Vice President - Corporate Personnel
E. T. Pappert             55       November 5, 1981       Vice President - Sales and Service
L. C. Richie              53       June 12, 1986          Vice President and General Counsel - Automotive Legal
                                                          Affairs
B. I. Robertson           52       February 6, 1992       Vice President - Engineering Technologies and General
                                                          Manager - Jeep/Truck Operations
S. T. Rushwin             47       October 6, 1994        Vice President - International Manufacturing and Minivan
                                                          Assembly Operations
T. W. Sidlik              45       September 3, 1992      Vice President, Chairman - Chrysler Financial Corporation
T. T. Stallkamp           48       May 1, 1990            Vice President - Procurement and Supply and General
                                                          Manager - Large Car Operations

- ----------------------------
(1) The "Officer Since" date shown is the date from which the named individual has served continuously as an officer of either Chrysler Corporation or the former Chrysler Motors Corporation which, effective December 31, 1989, was merged with and into Chrysler Corporation.

(2)  Also a member of the Board of Directors.

        There are no family relationships, as defined for reporting purposes, between any of the executive officers named above and there is no arrangement or understanding between any of the executive officers named above and any other person pursuant to which he was selected as an officer. All of the executive officers named above, except Messrs. Eaton and Henson have been in the employ of Chrysler Corporation or its subsidiaries for more than five years. During the last five years, and immediately preceding employment by Chrysler Corporation, Messrs. Eaton and Henson were high level executives at General Motors Corporation.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

        Chrysler's common stock is listed on the stock exchanges specified on pages 1 and 2 of this Form 10-K under the trading symbol (C). There were approximately 143,000 shareholders of record of Chrysler's common stock at December 31, 1994. The following table sets forth the high and low sale prices of Chrysler's common stock as reported on the composite tape and the quarterly dividends declared for the last two years.


                                                                                  Dividends
                           1994                 High             Low               Declared
                     ----------------         --------        ---------           -----------
                     First Quarter             $63.500        $48.125               $0.20
                     Second Quarter             55.375         44.625                0.25
                     Third Quarter              51.250         43.125                0.25
                     Fourth Quarter             51.500         43.375                0.40


                           1993
                     ----------------
                     First Quarter             $41.125        $31.750               $0.15
                     Second Quarter             47.625         37.000                0.15
                     Third Quarter              49.625         39.500                0.15
                     Fourth Quarter             58.375         47.625                0.20

        Dividends on the common stock are payable at the discretion of the Chrysler's Board of Directors out of funds legally available therefor. Chrysler's ability to pay dividends in the future will depend upon its financial results, liquidity and financial condition and its ability to meet its new product development and facility modernization spending programs. Chrysler's ability to pay dividends is also affected by the provision in its credit agreement that it must maintain a ratio of indebtedness to total capitalization (each as defined) at the end of each quarter at certain specified levels.

Item 6.   SELECTED FINANCIAL DATA                       Part II - Continued

        The table below summarizes recent financial information for Chrysler. For further information, refer to Chrysler's consolidated financial statements and notes thereto presented under Item 8 of this Form 10-K.

                                                 1994 (1)      1993 (2)       1992 (3)       1991 (4)       1990 (5)
                                               ----------     ----------     ----------     ----------     ----------
                                                    (Dollars and shares in millions except per common share data)
Total revenues                                  $  52,224      $  43,600      $  36,897      $  29,370      $  30,620
Earnings (loss) from continuing operations
  before cumulative effect of changes
  in accounting principles                          3,713          2,415            505           (538)            68
  Primary earnings per common share                 10.11           6.77           1.47          (2.22)          0.30
Net earnings (loss)                                 3,713         (2,551)           723           (795)            68
  Primary earnings (loss) per common share          10.11          (7.62)          2.21          (3.28)          0.30
  Fully diluted earnings per common share            9.10             --           2.13             --           0.30
Dividends declared per common share                  1.10           0.65           0.60           0.60           1.20
Total assets                                       49,539         43,679         40,690         43,076         46,374
Total debt                                         13,106         11,451         15,551         19,438         22,900
Convertible preferred stock (in shares)               1.7            1.7            1.7             --             --


- ----------------------------
(1) Earnings for the year ended December 31, 1994 include favorable adjustments to the provision for income taxes aggregating $132 million. These adjustments related to: (1) the recognition of tax credits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on recently issued U.S. Department of Treasury income tax regulations, and (2) the reversal of valuation allowances related to tax benefits associated with net operating loss carryforwards.

(2) Results for the year ended December 31, 1993 include a pretax gain of $205 million ($128 million after applicable income taxes) on the sale of Chrysler's remaining 50.3 million shares of MMC stock, a pretax gain of $60 million ($39 million after applicable income taxes) on the sale of Chrysler's plastics operations, a $4.68 billion after-tax charge for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and a $283 million after-tax charge for the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(3) Earnings for the year ended December 31, 1992 include a pretax gain of $142 million ($88 million after applicable income taxes) on the sale of
     43.6 million shares of MMC stock, a $218 million favorable effect of a change in accounting principle relating to the adoption of SFAS No. 109, "Accounting for Income Taxes," a $101 million pretax charge ($79 million after applicable income taxes) relating to the restructuring of Chrysler's short-term vehicle rental subsidiaries, and a $110 million pretax charge ($69 million after applicable income taxes) relating to investment losses experienced by Chrysler Canada.

(4) Results for the year ended December 31, 1991 include a pretax gain of $205 million ($127 million after applicable income taxes) on the sale of Chrysler's 50 percent equity interest in Diamond-Star, the favorable effect of a $391 million ($242 million after applicable income taxes) noncash, nonrecurring credit provision relating to a plant capacity adjustment and a $257 million after-tax charge for the cumulative effect of a change in accounting principle related to the timing of the recognition of the costs of sales incentive programs.

(5) Earnings for the year ended December 31, 1990 include a pretax return to income of $101 million ($63 million after applicable income taxes) resulting from a reduction in the estimated costs recognized in 1989 in connection with the restructuring of Chrysler's automotive operations.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Part II - Continued
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

        Chrysler reported earnings before income taxes and the cumulative effect of changes in accounting principles of $5.8 billion in 1994, compared with $3.8 billion in 1993. The earnings in 1993 included a gain on sales of automotive assets and investments totaling $265 million. Excluding the effects of these items, Chrysler's pretax earnings for 1993 were $3.6 billion.

        Chrysler reported net earnings for 1994 of $3.7 billion, or $10.11 per common share, compared to a net loss for 1993 of $2.6 billion, or $7.62 per common share. Net earnings for 1994 included favorable tax adjustments aggregating $132 million. The net loss for 1993 resulted from a charge of $4.68 billion, or $13.57 per common share, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Also included in the 1993 results was a charge of $283 million, or $0.82 per common share, for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and a $72 million favorable adjustment of Chrysler's deferred tax assets and liabilities as a result of the increased U.S. federal income tax rate.

        The improvement in earnings in 1994 over 1993 was primarily the result of an increase in sales volume, a reduction in lower-margin fleet sales in proportion to total retail sales and reduced sales incentives, partially offset by increased profit-based employee costs. During 1994, Chrysler's worldwide factory sales of cars increased 2 percent to 1,051,750 units, while worldwide factory sales of trucks increased 18 percent to 1,710,353 units. Combined U.S. and Canadian dealers' days supply of vehicles increased to 69 days at December 31, 1994 from 63 days at December 31, 1993.

        During 1994, U.S. and Canada vehicle industry retail sales were 16.7 million cars and trucks, an increase of 8 percent from the 15.4 million units sold in 1993. Despite an increase in its combined car and truck sales, Chrysler's U.S. and Canada retail market share in 1994 decreased slightly in comparison to 1993. Decreases in car market share were partially offset by increases in truck market share, as shown below:


                                                                                                Increase/
                                                         1994                   1993           (Decrease)
                                                     ----------              ----------        ----------
      U.S. Retail Market (1):
       Car sales                                      811,824                  834,132         (22,308)
       Car market share                                 9.0 %                    9.8 %          (0.8)%
       Truck sales                                  1,392,171                1,213,690         178,481
       Truck market share                              21.7 %                   21.4 %           0.3 %
       Combined car and truck sales                 2,203,995                2,047,822         156,173
       Combined car and truck market share             14.3 %                   14.4 %          (0.1)%

     U.S. and Canada Retail Market (1):
       Combined car and truck sales                 2,451,747                2,274,641         177,106
       Combined car and truck market share             14.7 %                   14.8 %          (0.1)%

     ----------------------
     (1)  All retail sale and market share data include fleet sales.

        The decline in Chrysler's U.S. car market share during 1994 resulted from reduced sales to fleet customers and reduced sales in certain segments resulting from changeovers to all-new 1995 models. The increase in U.S. truck market share in 1994 was the result of increased sales of full-size Dodge Ram pickup trucks introduced in late 1993. Despite increased retail unit sales in 1994, market shares in the minivan and small sport-utility segments decreased slightly from 1993, principally as a result of market demand in excess of Chrysler's 1994 production capacity for minivans and Jeep(R) vehicles.

        CFC's earnings before income taxes and the cumulative effect of changes in accounting principles were $315 million in 1994, compared to $267 million in 1993. The increase in 1994 was primarily due to higher volumes of automotive financing, reduced credit loss provisions and lower costs of bank facilities. CFC reported net earnings of $195 million and $129 million for 1994 and 1993, respectively. CFC's net earnings for 1993 included charges totaling $30 million for the adoptions of SFAS No. 106 and SFAS No. 112.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Part II - Continued
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS - Continued

FINANCIAL REVIEW - Continued

        During 1994 and 1993, Chrysler continued to take various actions to strengthen its financial condition, improve liquidity and add to its equity base in order to ensure its ability to carry out its capital spending plans. During 1994 and 1993, Chrysler contributed a total of $6.1 billion to its pension fund. At December 31, 1994, Chrysler had plan assets in excess of its projected pension benefit obligation ("PBO") of $244 million, compared to a PBO in excess of plan assets of $3.9 billion at December 31, 1992. During 1993, Chrysler issued 52 million shares of common stock for net proceeds of $1.95 billion. During 1994 and 1993, Chrysler sold assets and investments for proceeds totaling approximately $786 million.

        Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplace. During 1994, combined U.S. and Canada automobile industry sales increased 8 percent from the 1993 levels, as the economic recoveries in the U.S. and Canada continued. Overall, Chrysler experienced sales growth consistent with the U.S. and Canada automobile industry. In response to the economic recovery, Chrysler is increasing its worldwide production capacity by approximately 500,000 units per year by 1996.

        Chrysler vehicles manufactured in Mexico represented approximately 9 percent of Chrysler's 1994 worldwide factory car and truck sales. Approximately two-thirds of these vehicles were exported to the U.S., Canada and other markets. Sales in Mexico of vehicles manufactured in the U.S. and Canada were
not significant in 1994.   The economic uncertainty in Mexico following the
devaluation of the Peso may result in reduced vehicle sales in Mexico in 1995. As a result, exports to Mexico of Chrysler vehicles manufactured in the U.S. and Canada may decrease, and sales of vehicles in Mexico may be less profitable in 1995, as compared to 1994. If U.S. and Canada vehicle industry sales continue at present or higher levels, imports to the U.S. and Canada of Chrysler vehicles manufactured in Mexico may increase, and such sales may be more profitable in 1995, as compared to 1994. The devaluation of the Peso did not significantly impact Chrysler's 1994 operating results. Chrysler cannot predict the impact that the devaluation of the Peso and the resulting uncertainty surrounding the Mexican economic and political environments will have on its operating results in 1995.

        During the first half of 1995, Chrysler will begin production of its all-new minivans, and will cease production of its existing minivan models. Chrysler expects this changeover will result in a decline in minivan production in 1995 which Chrysler currently estimates at approximately 65,000 units.

        Chrysler has benefitted from several factors, including: (1) continuing economic recoveries (including low interest rates) and strong automobile sales in the U.S. and Canada, where Chrysler's sales are concentrated, (2) a cost advantage in comparison to vehicles manufactured in Japan (or vehicles containing significant material components manufactured in Japan) as a result of favorable exchange rates between the Japanese Yen and the U.S. Dollar, and (3) a shift in U.S. and Canada consumer preferences toward trucks, as Chrysler manufactures a higher proportion of trucks to total vehicles than its principal competitors in the U.S. and Canada. A significant deterioration of any of these factors could adversely affect Chrysler's operating results.


           COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

        Chrysler's total revenues were as follows:

                                                                        1994 vs. 1993                    1993 vs. 1992
                                                                          Increase/                        Increase/
                                           1994          1993             (Decrease)         1992          (Decrease)
                                        ---------      --------         -------------      ---------     -------------
                                        (in millions of dollars)                    (in millions of dollars)
Sales of manufactured products          $  49,363     $  40,831             21 %        $  33,548            22 %
Finance and insurance income                1,373         1,429             (4)%            1,953           (27)%
Other income                                1,488         1,340             11 %            1,396            (4)%
                                        ---------     ---------                         ---------
  Total revenues                        $  52,224     $  43,600             20 %        $  36,897            18 %
                                        =========     =========                         =========

        The increase in sales of manufactured products in 1994 primarily reflects the 12 percent increase in factory unit sales to 2,762,103 units in 1994. The 1993 increase was largely due to a 14 percent increase in factory unit sales from the 2,175,447 units in 1992. Average revenue per unit, net of sales incentives, was $17,663, $16,461 and $15,086 in 1994, 1993 and 1992,
respectively. The increases in average revenue per unit in 1994 and 1993 were principally due to reduced sales incentives and sales of an increased proportion of trucks to total vehicles.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Part II - Continued
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - Continued

        The decreases in finance and insurance income in 1994 and 1993 were primarily attributable to reduced nonautomotive financing revenue, resulting from sales and liquidations of CFC's nonautomotive receivables, partially offset by increased levels of automotive finance receivables. Total automotive financing volume in 1994, 1993 and 1992 was $70.4 billion, $59.8 billion and $46.6 billion, respectively. The increases in automotive financing volume over the last two years was largely due to higher volumes of wholesale financing provided to automotive dealers. Financing support provided in the United States by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the last three years were as follows:

                                                         1994               1993        1992
                                                        ------             ------      ------
United States Penetration:
  Retail                                                 24 %                25 %        24 %
  Wholesale                                              73 %                75 %        69 %
Number of New Chrysler Vehicles Financed in
 the United States (in thousands):
  Retail                                                  525                516         413
  Wholesale                                             1,647              1,510       1,199

        Other income increased during 1994, as compared to 1993 and 1992, as a result of increased interest income, reflecting Chrysler's increased cash, cash equivalents and marketable securities balances in 1994.

        Total expenses were as follows:


                                                                        1994 vs. 1993                    1993 vs. 1992
                                                                         Increase/                        Increase/
                                           1994          1993            (Decrease)           1992        (Decrease)
                                        ---------      --------         -------------      ---------     -------------
                                        (in millions of dollars)                    (in millions of dollars)
Costs, other than items below           $  38,032     $  32,382              17 %        $  28,396            14 %
Depreciation of property and equipment        983           969               1 %              969            --
Amortization of special tools                 961           671              43 %              641             5 %
Selling and administrative expenses         3,933         3,377              16 %            3,387            --
Pension expense                               714           756              (6)%              837           (10)%
Nonpension postretirement benefit
  expense                                     834           768               9 %              369           108 %
Interest expense                              937         1,104             (15)%            1,405           (21)%
Gain on sales of automotive assets
  and investments                              --          (265)             --               (142)           87 %
Restructuring charge                           --            --              --                101            --
                                        ---------     ---------                           --------
  Total expenses                        $  46,394     $  39,762              17 %        $  35,963            11 %
                                        =========     =========                          =========

        Costs, other than items below increased over the three years primarily due to the increases in factory unit sales volume. Included in costs, other than items below in 1992 is a $110 million investment loss for reducing investments of Chrysler Canada and certain of its employee benefit plans in a real estate concern to their estimated net realizable value. Excluding the 1992 investment loss, costs, other than items below as a percent of net sales of manufactured products were 77 percent, 79 percent and 84 percent in 1994, 1993 and 1992, respectively. These improvements were primarily due to lower per unit sales incentives and increased capacity utilization.

        Depreciation of property and equipment remained comparable in 1994, 1993 and 1992. Increases resulting from Chrysler's capital spending program were offset by reductions at CFC resulting from the sales and downsizing of its nonautomotive financing operations. Special tooling amortization increased in 1994 over the 1993 and 1992 levels, primarily as a result of the shortening of the remaining service lives of certain special tools in 1994.

        Selling and administrative expenses increased in 1994 from the 1993 and 1992 levels, as a result of increased advertising costs and increased profit-based employee costs. During 1993, increased profit-based employee costs were offset by reduced costs at CFC due to the downsizing of its nonautomotive financing operations.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Part II - Continued
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - Continued

        Pension expense decreased in 1994 due to improved funding of the plans, partially offset by increases resulting from the reduction in the discount rate used to measure pension expense in 1994 and benefit increases from Chrysler's 1993 national contracts with its principal bargaining units. Pension expense decreased in 1993 due to improved funding of the plans. Contributions during 1994, 1993 and 1992 were $2.6 billion, $3.5 billion and $816 million, respectively.

        Nonpension postretirement benefit expense increased slightly in 1994, as increases resulting from the reduction in the discount rate used to measure nonpension postretirement benefit expense in 1994 were partially offset by cost savings associated with the implementation of new managed care initiatives. Nonpension postretirement benefit expense increased significantly in 1993 due to the adoption of SFAS No. 106, which requires that the costs of health and life insurance benefits for retirees be accrued as expense in the period in which employees provide services.

        The decline in interest expense in 1994 was primarily due to reductions in CFC's effective cost of borrowings, resulting from CFC's higher levels of commercial paper, which has lower costs than borrowings under CFC's bank facilities. The decline in interest expense in 1993 was primarily the result of CFC's lower average borrowings, reflecting CFC's 1993 sales of its nonautomotive financing operations, the proceeds from which were used to reduce outstanding indebtedness. CFC's average effective cost of borrowings was 8.0 percent, 8.6 percent and 7.8 percent in 1994, 1993 and 1992, respectively. The decrease in CFC's 1994 average effective cost of borrowings reflects lower bank facility costs and higher levels of commercial paper. The increase in CFC's average effective cost of borrowings in 1993 as compared to 1992 was primarily due to the amortization of up-front fees and costs associated with CFC's former bank facilities, which were replaced in 1994.

        The results of operations for 1992 included a restructuring charge of $101 million relating to the realignment of Chrysler's short-term vehicle rental subsidiaries under Pentastar Transportation Group and the consolidation and phase-out of certain of these operations. This restructuring charge included the write-down of goodwill, lease termination costs, losses associated with the disposal of tangible assets, and other related charges.

        Operating results for 1993 and 1992 included gains on sales of automotive assets and investments of $265 million and $142 million, respectively. The 1993 pretax gain was composed of a $205 million gain on the sales of an aggregate of 50.3 million shares of MMC stock and a $60 million gain on the sale of Chrysler's plastics operations. The 1992 pretax gain resulted from the sale of 43.6 million shares of MMC stock.

        Chrysler's effective tax rates in 1994, 1993 and 1992 were 36.3 percent,
37.1 percent and 45.9 percent, respectively. The provision for income taxes in 1994 included adjustments aggregating $132 million for: (1) the recognition of tax credits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on recently issued U.S. Department of Treasury income tax regulations, and (2) the reversal of valuation allowances related to tax benefits associated with net operating loss carryforwards. The 1993 provision for income taxes included a favorable adjustment of Chrysler's deferred tax assets and liabilities to the increased U.S. federal tax rate. The 1992 effective tax rate was higher than the effective tax rates in 1994 and 1993 as a result of higher nondeductible expenses, primarily goodwill amortization.


                        LIQUIDITY AND CAPITAL RESOURCES

        Chrysler's combined cash, cash equivalents and marketable securities totaled $8.4 billion at December 31, 1994 (including $757 million held by CFC), compared to $5.1 billion and $3.6 billion at December 31, 1993 and 1992, respectively. The increase in 1994 was the result of cash generated by operating activities, partially offset by capital expenditures and pension contributions. The increase in 1993 was the result of cash generated by operating activities, the issuance of 52 million shares of new common stock and the sale of assets and investments, partially offset by debt repayments, pension contributions and capital expenditures.

        Chrysler's long-term profitability will depend on its ability to develop and market its products successfully. Chrysler's expenditures for new product development and the acquisition of productive assets were $13.7 billion for the three-year period ended December 31, 1994. Expenditures for these items during the succeeding three-year period are expected to be at similar or higher levels. At December 31, 1994, Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, totaling approximately $1.0 billion.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF            Part II - Continued
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

        Chrysler's pension assets exceeded its PBO by $244 million at December 31, 1994, compared to a PBO in excess of plan assets of $2.2 billion and $3.9 billion at December 31, 1993 and 1992, respectively. These reductions in the unfunded pension obligation resulted from Chrysler's contributions of $2.6 billion and $3.5 billion to the pension fund in 1994 and 1993, respectively. In addition to the contributions in 1994, the projected pension benefit obligation was reduced by an increase in the discount rate used to measure the obligation. The favorable impact of the 1993 contributions was partially offset by increases in the PBO caused by the reduction in the discount rate used to measure the obligation and pension benefit increases which were included in Chrysler's new national labor agreements with its principal collective bargaining units.

        During 1994, Chrysler replaced its $1.5 billion revolving credit agreement, which was to expire in June 1996, with a new $1.7 billion agreement, expiring in July 1999. The new agreement provides for reduced interest rates and commitment fees, less restrictive financial covenants and the removal of the lenders' ability to obtain security interests in Chrysler's assets. None of the commitment was drawn upon at December 31, 1994.

        At December 31, 1994, Chrysler (excluding CFC) had debt maturities totaling $695 million in 1995, 1996 and 1997. In December 1994, Chrysler's Board of Directors approved a $1 billion common stock repurchase program commencing in the first quarter of 1995, subject to market conditions. Chrysler believes that cash from operations and its cash position will provide sufficient liquidity to meet its capital expenditure, debt maturity and other funding requirements.

        Chrysler's ability to market its products successfully depends significantly on the availability of vehicle financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet customers, both of which CFC provides.

        Term debt borrowings, commercial paper borrowings and receivable sales are CFC's primary funding sources. During 1994, CFC raised $1.8 billion from term debt placements and increased the amount of its commercial paper outstanding by $1.5 billion.

        Receivable sales continued to be a significant source of funding for CFC, which realized $6.4 billion and $7.8 billion of net proceeds from the sale of automotive retail receivables during 1994 and 1993, respectively. In addition, CFC's wholesale receivable sale arrangements provided funding which aggregated $3.8 billion and $4.6 billion at December 31, 1994 and 1993, respectively.

        During 1993 and 1992, $3.3 billion in aggregate cash proceeds were received from the sale of substantially all of the net assets of the consumer and inventory financing businesses of Chrysler First Inc. and the sale of certain assets of Chrysler Capital. Proceeds from these sales were used to reduce outstanding indebtedness.

        At December 31, 1994, CFC had U.S. and Canadian bank facilities aggregating $5.2 billion and receivable sale agreements totaling $1.7 billion. At December 31, 1994, no amounts were outstanding under CFC's U.S. and Canadian bank facilities or receivable sale agreements.

        At December 31, 1994, CFC had debt maturities of $5.1 billion in 1995 (including $4.3 billion of commercial paper), $1.7 billion in 1996, and $692 million in 1997. CFC believes that cash provided by operations, receivable sales and the issuance of term debt and commercial paper will be sufficient to enable it to meet its funding requirements.



                            NEW ACCOUNTING STANDARDS

        In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," as an amendment to SFAS No. 114. These new accounting standards require creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. Chrysler believes that the implementation of these new accounting standards will not have a material impact on its consolidated operating results or financial position. Chrysler will adopt these standards effective January 1, 1995, as required.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       Part II - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS

                                                   Year Ended December 31
                                            ---------------------------------
                                              1994          1993        1992
                                            -------       -------     -------
                                               (in millions of  dollars)
Sales of manufactured products             $  49,363      $  40,831   $  33,548
Finance and insurance income                   1,373          1,429       1,953
Other income                                   1,488          1,340       1,396
                                           ---------      ---------   ---------
                         TOTAL REVENUES       52,224         43,600      36,897
                                           ---------      ---------   ---------

Costs, other than items below (Note 14)       38,032         32,382      28,396
Depreciation of property and
  equipment (Note 1)                             983            969         969
Amortization of special tools (Note 1)           961            671         641
Selling and administrative expenses            3,933          3,377       3,387
Pension expense (Note 11)                        714            756         837
Nonpension postretirement benefit
  expense (Note 12)                              834            768         369
Interest expense                                 937          1,104       1,405
Gains on sales of automotive assets
  and investments (Note 13)                       --           (265)       (142)
Restructuring charge (Note 14)                    --             --         101
                                           ---------      ---------   ---------
                         TOTAL EXPENSES       46,394         39,762      35,963
                                           ---------      ---------   ---------
       EARNINGS BEFORE INCOME TAXES AND
           CUMULATIVE EFFECT OF CHANGES
               IN ACCOUNTING PRINCIPLES        5,830          3,838         934
Provision for income taxes (Note 7)            2,117          1,423         429
                                           ---------      ---------   ---------

   EARNINGS BEFORE CUMULATIVE EFFECT OF
       CHANGES IN ACCOUNTING PRINCIPLES        3,713          2,415         505
Cumulative effect of changes in accounting
   principles (Notes 1, 7 and 12)                 --         (4,966)        218
                                           ---------      ---------   ---------
                    NET EARNINGS (LOSS)    $   3,713      $  (2,551)  $     723
Preferred stock dividends (Note 10)               80             80          69
                                           ---------      ---------   ---------

    NET EARNINGS (LOSS) ON COMMON STOCK    $   3,633      $  (2,631)  $     654
                                           =========      =========   ==========
PRIMARY EARNINGS (LOSS) PER
  COMMON SHARE (Note 10):                    (in dollars or millions of shares)
   Earnings before cumulative effect
     of changes in accounting principles   $   10.11      $    6.77   $    1.47
   Cumulative effect of changes in
     accounting principles                        --         (14.39)       0.74
                                           ---------      ---------    --------
   Net earnings (loss) per common share    $   10.11      $   (7.62)  $    2.21
                                           =========      =========    ========
   Average common and dilutive
    equivalent shares outstanding              359.2          345.1       295.9

FULLY DILUTED EARNINGS PER COMMON
  SHARE (Note 10):
   Earnings before cumulative effect
    of changes in accounting principles    $    9.10      $      --   $    1.49
   Cumulative effect of changes in
    accounting principles                         --             --        0.64
                                           ---------      ---------    --------
   Net earnings per common share           $    9.10      $      --   $    2.13
                                           =========      =========    ========
   Average common and dilutive
    equivalent shares outstanding              407.8             --       339.2

Dividends declared per common share        $    1.10     $     0.65   $    0.60

- --------------------------
See notes to consolidated financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY           Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                       December 31
                                                                                ---------------------------
                                                                                   1994            1993
                                                                                ----------       ----------
                                                                                 (in millions of dollars)
ASSETS:
  Cash and cash equivalents (Note 1)                                             $  5,145       $  4,040
  Marketable securities (Note 1)                                                    3,226          1,055
  Accounts receivable - trade and other (less allowance for
    doubtful accounts:  1994 - $58 million; 1993 - $52 million)                     1,695          1,572
  Inventories (Note 2)                                                              3,356          3,629
  Prepaid taxes, pension and other expenses                                         1,330            833
  Finance receivables, retained interests in sold receivables and
    other related amounts - net (Note 3)                                           12,563         10,284
  Property and equipment (Note 4)                                                  10,839          9,319
  Special tools                                                                     3,643          3,455
  Intangible assets (Note 1)                                                        2,162          4,328
  Deferred tax assets (Note 7)                                                        395          2,210
  Other assets (Note 11)                                                            5,185          2,954
                                                                                 --------       --------
                                  TOTAL ASSETS                                   $ 49,539       $ 43,679
                                                                                 ========       ========

LIABILITIES:
  Accounts payable                                                               $  7,826       $  6,712
  Short-term debt (Note 6)                                                          4,645          3,297
  Payments due within one year on long-term debt (Note 6)                             811          1,283
  Accrued liabilities and expenses (Note 5)                                         5,582          4,650
  Long-term debt (Note 6)                                                           7,650          6,871
  Accrued noncurrent employee benefits (Notes 1, 11 and 12)                         8,595         10,613
  Other noncurrent liabilities                                                      3,736          3,417
                                                                                 --------       --------
                             TOTAL LIABILITIES                                     38,845         36,843
                                                                                 --------       --------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

SHAREHOLDERS' EQUITY (Note 10): (shares in millions)
  Preferred stock - $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued:
     1994 and 1993 - 1.7 shares; aggregate liquidation
     preference $863 million                                                            2              2
  Common stock - $1 per share par value; authorized 1,000.0
    shares; issued:  1994 and 1993 - 364.1 shares                                     364            364
  Additional paid-in capital                                                        5,536          5,533
  Retained earnings                                                                 5,006          1,170
  Treasury stock - at cost: 1994 - 9.0 shares; 1993 - 10.4
   shares                                                                            (214)          (233)
                                                                                 --------       --------
                    TOTAL SHAREHOLDERS' EQUITY                                     10,694          6,836
                                                                                 --------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 49,539       $ 43,679
                                                                                 ========       ========


- --------------------------
See notes to consolidated financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY         Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                Year Ended December 31
                                                                          --------------------------------------
                                                                            1994           1993         1992
                                                                          ----------    ----------   ----------
                                                                                 (in millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                      $  3,713      $  (2,551)    $    723
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                           1,944          1,640        1,610
    Provision for restructuring charge                                         --             --          101
    Provision for credit losses                                               203            209          345
    Deferred income taxes                                                   1,065            803          229
    Gains on sales of automotive assets and investments                        --           (265)        (142)
    Cumulative effect of changes in accounting principles                      --          4,966         (218)
    Change in receivables                                                  (1,158)            (2)          --
    Change in inventories                                                     129           (557)         535
    Change in prepaid expenses and other assets                            (1,898)        (1,472)         (51)
    Change in accounts payable and accrued and other liabilities            2,613             (5)         562
    Other                                                                     161             47           (8)
                                                                         --------      ---------     --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,772          2,813        3,686
                                                                         --------      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                       (5,425)        (4,700)     (18,084)
  Sales and maturities of marketable securities                             3,519          4,937       17,786
  Proceeds from sales of automotive assets and investments                     62            461          215
  Finance receivables acquired                                            (20,292)       (16,809)     (17,290)
  Finance receivables collected                                             5,247          9,616       10,705
  Proceeds from sales of finance receivables                               13,482          7,846        8,043
  Proceeds from sales of nonautomotive assets                                 --           2,375          903
  Expenditures for property and equipment                                 (2,666)         (1,761)      (1,417)
  Expenditures for special tools                                          (1,177)         (1,234)        (872)
  Other                                                                      313             446          (97)
                                                                         -------       ---------     --------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (6,937)          1,177         (108)
                                                                         -------       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)                  1,348           2,518         (110)
  Proceeds under revolving lines of credit and long-term
   borrowings                                                              1,305           6,995       44,597
  Payments on revolving lines of credit and long-term borrowings          (1,011)        (13,592)     (48,334)
  Proceeds from issuances of common and preferred stock, net of
   expenses                                                                   --           1,952          836
  Dividends paid                                                            (399)           (281)        (225)
  Other                                                                       27             101          (26)
                                                                         -------       ---------     --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 1,270          (2,307)      (3,262)
                                                                         -------       ---------     --------

Change in cash and cash equivalents                                        1,105           1,683          316
Cash and cash equivalents at beginning of year                             4,040           2,357        2,041
                                                                         -------       ---------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 5,145       $   4,040      $ 2,357
                                                                         =======       =========     ========


- --------------------------
See notes to consolidated financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY         Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. Amounts for 1993 and 1992 have been reclassified to conform with current period classifications.

REVENUE RECOGNITION

        Vehicle and parts sales are generally recorded when such products are shipped to dealers. Provisions for sales allowances and incentives are made at the time of sale and treated as sales reductions.

        Interest income from finance receivables of Chrysler Financial Corporation ("CFC"), a wholly owned subsidiary, is recognized using the interest method. Lending fees and certain direct loan origination costs are deferred and amortized to interest income using the interest method over the contractual terms of the finance receivables. Recognition of interest income is generally suspended when a loan becomes contractually delinquent for periods ranging from 60 to 90 days. Income recognition is resumed when the loan becomes contractually current, at which time all past due interest income is recognized.

        CFC sells significant amounts of automotive receivables in transactions subject to limited recourse provisions. CFC generally sells its receivables to a trust and remains as servicer, for which it is paid a servicing fee. CFC retains excess servicing cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors.

        Gains or losses from the sale of receivables are recognized in the period that such sales occur. In determining the gain or loss for each qualifying sale, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale.

DEPRECIATION AND TOOL AMORTIZATION

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis. At December 31, 1994, the weighted average service lives of assets were 34 years for buildings (including improvements and building equipment), 14 years for machinery and equipment and 11 years for furniture and fixtures. Special tooling costs are amortized over the years that a model using that tooling is expected to be produced, and within each year based on the units produced. Amortization is deducted directly from the asset account. During any given model year, special tools will contain tooling with varying useful lives.

        Effective April 1, 1994, Chrysler revised the estimated service lives of certain special tools and property and equipment. These revisions were based on updated assessments of the service lives of the related assets and resulted in the recognition of additional amortization of special tools of $246 million in 1994 and lower depreciation of property and equipment of $45 million in 1994.

PRODUCT-RELATED COSTS

        Expenditures for advertising, sales promotion and other product-related costs are expensed as incurred, and the estimated costs of product warranty are accrued at the time of sale. Advertising expense was $1.1 billion, $858 million and $873 million in 1994, 1993 and 1992, respectively. Research and development costs were $1.3 billion, $1.2 billion and $1.1 billion in 1994, 1993 and 1992, respectively.

CASH AND CASH EQUIVALENTS

        Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY          Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

MARKETABLE SECURITIES

        Effective January 1, 1994, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This new accounting standard specifies the accounting and reporting requirements for changes in the fair values of investments in debt and equity securities which have readily determinable fair values. Prior to 1994, marketable equity securities were carried at cost, which approximated market, while debt securities were carried at cost adjusted for amortized premium or discount. Adoption of this accounting standard did not have a material effect on Chrysler's financial statements.

        Under SFAS No. 115, these debt and equity securities are segregated into one of the following categories--trading, available-for-sale and held-to-maturity. Trading securities and available-for-sale securities are carried at their fair values. Changes in the fair values of trading securities are recorded in the statement of earnings. Changes in the fair values of available-for-sale securities are recorded as a component of shareholders' equity until such securities are sold. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

        At December 31, 1994, Chrysler had investments in securities (including cash equivalents) with an aggregate carrying value of $7.9 billion accounted for in accordance with SFAS No. 115. These securities consisted primarily of commercial paper, federal government agency securities and corporate debt. At December 31, 1994, securities categorized as available-for-sale and held-to-maturity totaled $5.5 billion and $2.4 billion, respectively. Substantially all such securities have maturities within one year.

ALLOWANCE FOR CREDIT LOSSES

        An allowance for credit losses is generally established during the period in which finance receivables are acquired. The allowance for credit losses is maintained at a level deemed appropriate based on loss experience and other factors. Retail automotive receivables not supported by a dealer guaranty are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of the collateral when such receivables are determined to be impaired.

        In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," as an amendment to SFAS No. 114. These new accounting standards require creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. Chrysler believes that the implementation of these new accounting standards will not have a material impact on its consolidated operating results or financial position. Chrysler will adopt these standards effective January 1, 1995, as required.

INVENTORIES

        Inventories are valued at the lower of cost or market. The cost of approximately 51 percent and 44 percent of inventories at December 31, 1994 and 1993, respectively, was determined on a Last-In, First-Out ("LIFO") basis. The balance of inventory cost was determined on a First-In, First-Out ("FIFO") basis.

INTANGIBLE ASSETS

        The purchase price of companies in excess of the value of net identifiable assets acquired ("goodwill") is amortized on a straight-line basis over periods of up to 40 years. The amount is reported net of accumulated amortization of $723 million and $643 million at December 31, 1994 and 1993, respectively. Intangible assets also included intangible pension assets of $44 million and $2.1 billion at December 31, 1994 and 1993, respectively.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

POSTEMPLOYMENT BENEFITS

        Effective January 1, 1993, Chrysler adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which required the accrual of benefits provided to former or inactive employees after employment but prior to retirement. Prior to 1993, Chrysler accrued for certain of these benefits at the time an employee's active service ended and expensed certain other benefits on the basis of cash expenditures. Adoption of this accounting standard resulted in the recognition of an after-tax charge of $283 million, or $0.82 per common share, for the cumulative effect of this change in accounting principle.

DERIVATIVE FINANCIAL INSTRUMENTS

        Chrysler manages risk arising from fluctuations in interest rates and currency exchange rates by utilizing derivative financial instruments. Chrysler does not use derivative financial instruments for trading purposes. For the year ended December 31, 1994, Chrysler adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

        When Chrysler sells vehicles outside the United States or purchases components from suppliers outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. Periodically, Chrysler initiates hedging activities by entering into currency exchange agreements, consisting principally of currency forward contracts and purchased currency options, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These hedge instruments typically mature within two years of origination. The currency exchange agreements are treated as off-balance sheet financial instruments, with related gains and losses recorded in the settlement of the underlying transactions. In the event of an early termination of a currency exchange agreement designated as a hedge, the gain or loss continues to be deferred and is included in the settlement of the underlying transaction.

        CFC utilizes interest rate swaps, interest rate caps, forward interest rate contracts and currency exchange agreements as part of its asset and liability management program. Due to changing interest rates, interest rate exchange agreements, which are treated as off-balance sheet financial instruments, are utilized to stabilize interest margins. Interest differentials resulting from interest rate swap and cap agreements are recorded on an accrual basis as an adjustment to interest expense. In the event of an early termination of an interest rate exchange agreement designated as a hedge, gains or losses are deferred and recorded as an adjustment to interest expense over the remaining term of the underlying debt. Forward interest rate contracts are periodically used to manage exposure to fluctuations in funding costs for anticipated securitizations of retail receivables. Unrealized gains or losses on forward interest rate contracts that qualify for hedge accounting treatment are deferred. Unrealized gains or losses on forward interest rate contracts that do not qualify for hedge accounting treatment are included in the statement of earnings. Realized gains or losses for hedge instruments are included in the determination of the gain or loss from the related sale of retail receivables. CFC and its subsidiaries hedge borrowings denominated in currencies other than the borrowers' local currency with currency exchange agreements, which are
reflected in the consolidated balance sheet.   As a result, such borrowings are
translated in the financial statements at the rates of exchange established under the related currency exchange agreements.

NOTE 2.  INVENTORIES AND COST OF SALES

        Inventories, summarized by major classification, were as follows:

                                                                  December 31
                                                           ---------------------------
                                                              1994           1993
                                                            ---------     ---------
                                                            (in millions of dollars)
Finished products, including service parts                     $ 1,145    $  1,016
Raw materials, finished production parts and supplies            1,223       1,177
Vehicles held for short-term lease                                 988       1,436
                                                               --------    -------
                        Total                                  $ 3,356     $ 3,629
                                                               =======     =======

        Inventories valued on the LIFO basis would have been $328 million and $259 million higher than reported had they been valued on the FIFO basis at December 31, 1994 and 1993, respectively.

        Total manufacturing cost of sales aggregated $39.0 billion, $33.1 billion and $28.7 billion for 1994, 1993 and 1992, respectively.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY           Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES, RETAINED INTERESTS IN SOLD RECEIVABLES AND OTHER RELATED AMOUNTS

        Finance receivables, retained interests in sold receivables and other related amounts were as follows:

                                                           December 31
                                                  ---------------------------
                                                    1994          1993
                                                    -------      --------
                                                   (in millions of dollars)
Automotive financing                               $  5,866    $  4,107
Nonautomotive financing                               2,500       2,803
Retained senior interests in wholesale
  receivables held in trusts                          2,173         967
                                                   --------     -------
                   Total finance receivables         10,539       7,877
Retained interests in sold receivables and
  other related amounts                               2,548       2,914
Total allowance for credit losses                      (524)       (507)
                                                   --------      -------
                   Total                           $ 12,563    $ 10,284
                                                   ========    ========

        Retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. At December 31, 1994, CFC was a party to an interest rate cap agreement related to $134 million of its retained interests. This agreement, which is designated as a hedge instrument, resulted in no impact on interest income at CFC. At December 31, 1994, CFC was also a party to a forward interest rate contract (notional amount $500 million) to manage its exposure to fluctuations in funding costs for an anticipated securitization of retail receivables during the first quarter of 1995.

        Contractual maturities of total finance receivables as of December 31, 1994, were (in millions of dollars): 1995 - $5,219; 1996 - $1,371; 1997 -
$1,108; 1998 - $862; 1999 - $549; and 2000 and thereafter - $1,430.  Actual cash flows will vary from contractual cash flows due to future sales of finance receivables and prepayments.

        Changes in the allowance for credit losses were as follows:

                                                       Year Ended December 31
                                               -------------------------------------
                                                       1994      1993      1992
                                                    ---------   -------   --------
                                                      (in millions of dollars)
Balance at beginning of year                          $  507    $  603    $  630
Provision for credit losses                              203       209       345
Net credit losses                                       (159)     (207)     (389)
Transfers related to nonautomotive asset sales            --       (79)       --
Other adjustments                                        (27)      (19)       17
                                                      -------    ------    -----
Balance at end of year                                $  524    $  507    $  603
                                                      =======   ======    ======

        Nonearning finance receivables, including receivables sold subject to limited recourse, totaled $282 million and $333 million at December 31, 1994 and 1993, respectively, which represented 0.9 percent and 1.2 percent of such receivables outstanding, respectively.

NOTE 4.  PROPERTY AND EQUIPMENT

        Property and equipment, summarized by major classification, were as follows:

                                                        December 31
                                                --------------------------
                                                    1994           1993
                                                 ----------      ----------
                                                  (in millions of dollars)
Land                                             $    410     $    427
Buildings                                           4,694        4,501
Machinery and equipment                            10,243        9,130
Furniture and fixtures                                499          462
Construction in progress                            2,100        1,379
                                                   ------        -----
                                                   17,946       15,899
Less accumulated depreciation                       7,107        6,580
                                                   ------       ------
                       Total                     $ 10,839     $  9,319
                                                 ========     ========

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY            Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  ACCRUED LIABILITIES AND EXPENSES

        Accrued liabilities and expenses consisted of the following:

                                                      December 31
                                              ---------------------------
                                                    1994      1993
                                                 ---------  ---------
                                               (in millions of dollars)
Dealer and customer claims and discounts          $ 1,715    $ 1,609
Employee compensation and benefits                  2,242      1,653
Accrued payroll and other taxes                       401        393
Other                                               1,224        995
                                                  -------    -------
                                           Total  $ 5,582    $ 4,650
                                                  =======    =======

NOTE 6.  DEBT

        Long-term debt consisted of the following:

                                           December 31, 1994
                                      -----------------------------           December 31
                                      Weighted Average                  ------------------------
                                        Interest Rate(1)  Maturity        1994          1993
                                        -------------    -----------    ---------       ---------
                                                                         (in millions of dollars)
Chrysler, excluding CFC:
  Debentures                                 12.0%       1997-2017        $      564    $    564
  Notes and other debt                       11.4%       1995-2020             1,721       2,352
                                                                           ---------    --------
                                                                               2,285       2,916
  Less amounts due within one year                                               187         400
                                                                           ---------    --------
                            Total                                              2,098       2,516
                                                                            ---------    -------
CFC:
  Senior notes and debentures                 7.2%       1995-2018             6,069       5,139
  Senior subordinated notes and
    debentures                                8.3%          1995                  27          77
  Mortgage notes, capital leases and other                                        80          22
                                                                           ---------      ------
                                                                               6,176       5,238
  Less amounts due within one year                                               624         883
                                                                           ---------     -------
                            Total                                              5,552       4,355
                                                                           ---------     -------
             Total long-term debt                                         $    7,650    $  6,871
                                                                          ==========    ========

- -------------------------

        (1) The weighted average interest rates include the effects of interest rate exchange agreements.

        At December 31, 1994, aggregate annual maturities of consolidated debt, including principal payments on capital leases, were as follows (in millions of dollars): 1995 - $5,456; 1996 - $1,705; 1997 - $1,009; 1998 - $999; and 1999 -
$1,577.

        CFC enters into currency exchange agreements to manage its exposure to fluctuations in currency exchange rates related to specific funding transactions. Certain borrowings in U.S. Dollars, German Marks and Swiss Francs are hedged with currency exchange agreements in the local currency of the borrowing entity. As a result, such borrowings are translated in the financial statements at the rates of exchange established under the related currency exchange agreement. The amount of such borrowings was $734 million. If CFC had not entered into currency exchange agreements, the amount would have been $220 million higher at December 31, 1994.

        To mitigate risks associated with changing interest rates on certain of its debt, CFC has entered into interest rate exchange agreements. CFC manages exposure to counterparty credit risk by entering into such agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements. The impact on interest expense of interest rate exchange agreements was immaterial in 1994, 1993 and 1992. Chrysler cannot predict the impact that such agreements may have on interest expense in the future.

        Interest rate swaps related to term debt are matched with specific obligations, altering the interest rate characteristics of the associated debt. Interest rate swaps are also utilized to reduce exposure to interest rate fluctuations on the anticipated issuances of commercial paper. Interest rate swaps associated with commercial paper are matched with groups of such obligations on a layered basis. An aggregate of $4.3 billion of commercial paper was outstanding at December 31, 1994.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY        Part II - Continued
          DATA - Continued

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  DEBT - CONTINUED

        The following table summarizes CFC's interest rate derivatives related to its debt obligations as of December 31, 1994 and 1993:

                                                                                       Notional Amounts Outstanding
                                                                                         and Weighted Average Rates
                                                                                      ---------------------------------
                                                                                                  December 31
                                                                                       ---------------------------------
                                                         Variable           Maturing
        Underlying Financial Instruments               Rate Indices         Through         1994             1993
    ----------------------------------------           -------------        --------      ---------         ----------
                                                                                            (in millions of dollars)
   PAY FIXED INTEREST RATE SWAPS
    Commercial paper                                                           1998         $    500         $    527
     Weighted average pay rate                                                                 9.09%            9.08%
     Weighted average receive rate                     Money Market                            5.98%            3.20%

    Senior notes and debentures                                                1995         $     90         $    190
     Weighted average pay rate                                                                 9.44%            9.63%
     Weighted average receive rate                        LIBOR                                5.81%            3.40%

   RECEIVE FIXED INTEREST RATE SWAPS
    Senior notes and debentures                                                2006         $    126         $    404
     Weighted average pay rate                            LIBOR                                5.84%            3.46%
     Weighted average receive rate                                                             9.41%            9.03%

   PAY/RECEIVE VARIABLE INTEREST RATE SWAPS
    Senior notes and debentures                                                1999         $     61              --
     Weighted average pay rate                            LIBOR                                6.16%              --
     Weighted average receive rate                       Treasury                              6.89%              --


        During 1994, CFC replaced its revolving credit and receivable sale agreements, which were to expire in 1995, with new agreements providing for credit lines totaling $5.2 billion and receivable sale agreements totaling $1.7 billion, expiring in 1998. These agreements contain restrictive covenants, which, among other things, require CFC to maintain a minimum net worth. None of the commitments were drawn upon at December 31, 1994.

        During 1994, Chrysler replaced its $1.5 billion revolving credit agreement, which was to expire in June 1996, with a new $1.7 billion revolving credit agreement expiring in July 1999. The new agreement provides for reduced interest rates and commitment fees, less restrictive financial covenants and the removal of the lenders' ability to obtain security interests in Chrysler's assets. None of the commitment was drawn upon at December 31, 1994.

NOTE 7.  INCOME TAXES

        Effective January 1, 1992, Chrysler adopted SFAS No. 109, "Accounting for Income Taxes," which resulted in a favorable cumulative effect of the change in accounting principle of $218 million, or $0.74 per common share.

        Earnings before income taxes and the cumulative effect of changes in accounting principles were attributable to the following sources:

                                           Year Ended December 31
                                     ---------------------------------
                                        1994        1993        1992
                                      --------    --------   ---------
                                           (in millions of dollars)
United States                          $  5,239   $  3,191    $   618
Foreign                                     591        647        316
                                       --------   --------    -------
                             Total     $  5,830   $  3,838    $   934
                                       ========   ========    =======

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY        Part II - Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES - CONTINUED

        The provision for income taxes on earnings before income taxes and the cumulative effect of changes in accounting principles included the following:

                                       Year Ended December 31
                                   -----------------------------
                                       1994      1993      1992
                                      ------     -----    ------
                                     (in millions of dollars)
Currently Payable:
   United States                     $  876    $  523    $   66
   Foreign                               60        69       123
   State and local                      116        28        11
                                      -----    ------     ------
                                      1,052       620       200
                                      -----    ------     ------
Deferred:
   United States                        820       528       220
   Foreign                               73       131       (27)
   State and local                      172       144        36
                                      -----    ------     ------
                                      1,065       803       229
                                      -----    ------     ------
                       Total         $2,117    $1,423    $  429
                                     ======    ======    ======

        Chrysler does not provide for U.S. income tax or foreign withholding taxes on the undistributed earnings of foreign subsidiaries, as such cumulative earnings of $1.9 billion are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

        A reconciliation of income taxes determined using the statutory U.S. rate (35 percent for 1994 and 1993; 34 percent for 1992) to actual income taxes provided was as follows:

                                                                  Year Ended December 31
                                                                ----------------------------
                                                                    1994     1993     1992
                                                                  -------   ------   -------
                                                                   (in millions of dollars)
Tax at U.S. statutory rate                                        $ 2,041    $ 1,343    $    318
State and local taxes net of federal tax benefit                      191        114          33
Recognition of prior years research and development tax credits      (100)        --          --
Adjustments to reflect current assessment of realizability of
   deferred tax assets                                                (32)        --          --
Rate adjustment of U.S. deferred tax assets and liabilities            --        (72)         --
Nondeductible goodwill                                                 27         28          60
Other                                                                 (10)        10          18
                                                                  -------    -------    --------
Provision for income taxes                                        $ 2,117    $ 1,423     $   429
                                                                  =======    =======    ========
Effective income tax rate                                           36.3%      37.1%       45.9%
                                                                  =======     ======    ========

        The adjustment to the provision for income taxes for the recognition of prior years research and development tax credits in 1994 represents the tax benefits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on recently issued U.S. Department of Treasury income tax regulations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY        Part II - Continued
          DATA-Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES - CONTINUED

        The tax-effected temporary differences and carryforwards which comprised deferred tax assets and liabilities were as follows:

                                                       December 31, 1994                 December 31, 1993
                                                 -------------------------------   ------------------------------
                                                   Deferred        Deferred        Deferred         Deferred
                                                  Tax Assets    Tax Liabilities   Tax Assets     Tax Liabilities
                                                 ------------- ----------------   -----------    ---------------
                                                                     (in millions of dollars)
Nonpension postretirement benefits               $ 2,960        $    --             $2,783           $    --
Pensions                                              11          1,726                  3               488
Accrued expenses                                   2,471             --              2,415                --
Lease transactions                                    --          1,713                 --             1,673
Depreciation                                          --          1,678                 --             1,665
Tax credit carryforwards                              51             --                342                --
Alternative minimum tax credit carryforwards         751             --                825                --
State and local taxes                                215            105                421                91
NOL carryforwards                                    109             --                136                --
Other                                                193            670                 75               641
                                                 -------        -------            -------            ------
                                                   6,761          5,892              7,000             4,558
Valuation allowance                                  (77)            --               (146)               --
                                                 -------        -------            -------            ------
       Total                                     $ 6,684        $ 5,892            $ 6,854            $4,558
                                                 =======        =======            =======            ======

        Chrysler's tax credit carryforwards expire at various dates through the year 2009; alternative minimum tax credit carryforwards have no expiration dates. NOL carryforwards totaled $313 million at December 31, 1994, and may be used through the year 2008. The valuation allowance was principally related to certain subsidiaries' NOL carryforwards. Changes in the valuation allowance were as follows:

                                                                  Year Ended December 31
                                                               -----------------------------
                                                               1994        1993         1992
                                                               ----        ----         ----
                                                                  (in millions of dollars)
Balance at beginning of year                                    $146        $130        $107
Provision for unrecognizable deferred tax assets generated        --          36          23
Utilization of NOL carryforwards                                 (25)        (20)         --
Adjustments to reflect current assessment of realizability of
   deferred tax assets                                           (32)         --          --
Other                                                            (12)         --          --
                                                                ----        ----        ----
Balance at end of year                                          $ 77        $146        $130
                                                                ====        ====        ====


NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

        Various claims and legal proceedings have been asserted or instituted against Chrysler, including some purporting to be class actions, and some which demand large monetary damages or other relief which would require significant expenditures. Although the ultimate cost of resolving these matters cannot be precisely determined, Chrysler maintains reserves which it believes will be sufficient to resolve these matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the ultimate cost of resolving these matters, and such changes could be material to Chrysler's consolidated results of operations for the period in which such developments occur. Chrysler is unable to estimate such changes in costs, if any, which may be required in connection with these matters.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY          Part II - Continued
        DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

ENVIRONMENTAL MATTERS

        The United States Environmental Protection Agency and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. Chrysler is also a party to a number of lawsuits filed in various jurisdictions alleging CERCLA or other environmental claims. In virtually all cases, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable. In addition, Chrysler has identified additional active or deactivated facilities at which it may be responsible for closure activities or cleaning up hazardous waste. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler may ultimately incur significant expenditures over an extended period of time in connection with the foregoing environmental matters, and therefore maintains reserves for the estimated costs associated with all of its environmental remediation efforts, including CERCLA and related matters, expected closure activities and voluntary environmental cleanup efforts. Chrysler believes that these reserves will be sufficient to resolve these matters. After giving effect to these reserves, management believes, based on currently known facts and circumstances and existing laws and regulations, that the disposition of these matters will not have a material adverse effect on Chrysler's consolidated financial position. Future developments could cause Chrysler to change its estimate of the total costs associated with these matters, and such changes could be material to Chrysler's consolidated results of operations for the period in which such developments occur. Chrysler is unable to estimate such changes in costs, if any, which may be required in connection with these matters.

OTHER MATTERS

        The majority of Chrysler's lease payments are for operating leases. At December 31, 1994, Chrysler had the following minimum rental commitments under noncancelable operating leases: 1995 - $325 million; 1996 - $263 million; 1997
- - $134 million; 1998 - $61 million; 1999 - $48 million; and 2000 and thereafter
- - $143 million. Future minimum lease commitments have not been reduced by minimum sublease rentals of $252 million due in the future under noncancelable subleases.

        Rental expense for operating leases, with original expiration dates beyond one year, was $407 million, $410 million and $383 million in 1994, 1993 and 1992, respectively. Sublease rentals of $60 million, $61 million, and $60 million were received in 1994, 1993, and 1992, respectively.

        Chrysler had commitments for capital expenditures, including commitments for facilities currently under construction, approximating $1.0 billion at December 31, 1994.

        At December 31, 1994, Chrysler had guaranteed obligations of others in the amount of $224 million, none of which were secured by collateral.


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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY          Part II - Continued
        DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  STOCK OPTIONS AND PERFORMANCE-BASED COMPENSATION - CONTINUED

        Under the Plan and the 1991 Plan, outstanding options, consisting of ten-year nonqualified stock options, have exercise prices of not less than the market value of Chrysler common stock at date of grant. Options generally become exercisable on up to 40 percent of the shares after one year from the date of grant, 70 percent after two years and 100 percent after three years. Information with respect to options granted under the Plan and the 1991 Plan, including the conversion of AMC options outstanding at the date of the AMC acquisition, was as follows:

                                             Shares Under               Option Price
                                                Option                    Per Share
                                             ------------               ------------
                                             (in millions)
Outstanding at January 1, 1992                   15.4                  $ 7.51 - $68.85
        Granted                                   3.2                   16.07 -  32.82
        Exercised                                (3.7)                   7.51 -  25.88
        Terminated                               (0.1)
                                                 -----
Outstanding at December 31, 1992                 14.8                   11.75 -  68.85
        Granted                                   3.0                   36.88 -  56.44
        Exercised                                (6.4)                  11.75 -  44.13
        Terminated                               (0.2)
                                                 -----
Outstanding at December 31, 1993                 11.2                   11.75 -  56.44
        Granted                                   3.3                   44.75 -  62.19
        Exercised                                (1.3)                  11.75 -  47.32
        Terminated                               (0.1)
                                                 -----
Outstanding at December 31, 1994                 13.1                   11.75 -  62.19
                                                 =====


        Shares available for granting options at the end of 1994, 1993 and 1992 were 15.1 million, 1.5 million, and 4.4 million, respectively. At December 31, 1994, 5.6 million options with prices ranging from $16.07 to $54.32 were not yet exercisable under the terms of the Plan and the 1991 Plan.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY          Part II - Continued
        DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  SHAREHOLDERS' EQUITY

        Information with respect to shareholders' equity was as follows (shares in millions):

                                                                              Year Ended December 31
                                                                     --------------------------------------------
                                                                      1994               1993              1992
                                                                     ------             ------             ------
                                                                              (in millions of dollars)
PREFERRED STOCK
     Balance at beginning of year                                    $    2             $    2             $   --
          Shares issued (1992 - 1.7)                                     --                 --                  2
                                                                     ------             ------             ------
     Balance at end of year                                          $    2             $    2             $    2
                                                                     ======             ======             ======
COMMON STOCK:
     Balance at beginning of year                                    $  364             $  312             $  312
          Shares issued (1993 - 52.0)                                    --                 52                 --
                                                                     ------             ------             ------
     Balance at end of year                                          $  364             $  364             $  312
                                                                     ======             ======             ======
ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of year                                    $5,533             $3,657             $2,905
          Issuance of common stock                                       --              1,900                 --
          Issuance of preferred stock                                    --                 --                834
          Shares issued under employee benefit plans                      3                (24)               (82)
                                                                     ------             ------             ------
     Balance at end of year                                          $5,536             $5,533             $3,657
                                                                     ======             ======             ======
RETAINED EARNINGS:
     Balance at beginning of year                                    $1,170             $3,924             $3,385
          Net earnings (loss)                                         3,713             (2,551)               723
          Dividends declared                                           (470)              (308)              (245)
          Adjustment of additional minimum pension liability            626                 64                 27
          Previously unrecognized tax benefit - pension liability        --                 --                182
          Adjustment of previously recognized tax benefits               --                 --               (145)
          Translation and other adjustments                             (33)                41                 (3)
                                                                     ------             ------             ------
     Balance at end of year                                          $5,006             $1,170             $3,924
                                                                     ======             ======             ======
TREASURY STOCK:
     Balance at beginning of year                                     $(233)             $(357)            $ (493)
          Shares issued under employee benefit plans (1994 - 1.4;
              1993 - 5.8; 1992 - 3.6)                                    19                124                136
                                                                     ------             ------             ------
     Balance at end of year                                          $ (214)            $ (233)            $ (357)
                                                                     ======             ======             ======



        The annual dividend on the Series A Convertible Preferred Stock (the "Preferred Stock") is $46.25 per share. The Preferred Stock is convertible, unless previously redeemed, at a rate (subject to adjustment in certain events) of 27.78 shares of common stock for each share of Preferred Stock. The Preferred Stock is not redeemable prior to January 22, 1997. Thereafter, Chrysler may redeem the Preferred Stock, in whole or in part, at $523.13 per share of Preferred Stock for the period ending December 31, 1997 and thereafter declining ratably annually to $500.00 per share after December 31, 2001, plus accrued and unpaid dividends.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY          Part II - Continued
        DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  SHAREHOLDERS' EQUITY - CONTINUED

        In February 1988, the Board of Directors declared and distributed a dividend of one Preferred Share Purchase Right (a "Right") for each then outstanding share of Chrysler's common stock and authorized the distribution of one Right with respect to each subsequently issued share of common stock. Each Right, as most recently amended, entitles a shareholder to purchase one one-hundredth of a share of Junior Participating Cumulative Preferred Stock of Chrysler at a price of $120. The Rights are attached to the common stock and are not represented by separate certificates or exercisable until the earliest to occur of (i) 10 days following the time (the "Stock Acquisition Time") of a public announcement or communication to Chrysler that a person or group of persons has acquired or obtained the right to acquire 15 percent or more of Chrysler's outstanding common stock, and (ii) 10 business days after a person or group announces or commences a tender offer that would result, if successful, in the bidder owning 15 percent or more of Chrysler's outstanding common stock. If the acquiring person or group acquires 15 percent or more of the common stock (except pursuant to a tender offer made for all of Chrysler's common stock, and determined by Chrysler's independent directors to be fair and in the best interests of Chrysler and its shareholders) each Right (other than those held by the acquiror) will entitle its holder to buy, for $120, a number of shares of Chrysler's common stock having a market value of $240. Similarly, if after the Stock Acquisition Time, Chrysler is acquired in a merger or other business combination and is not the surviving corporation, or 50 percent or more of its assets, cash flow or earning power is sold, each Right (other than those held by the surviving or acquiring company) will entitle its holder to purchase, for $120, shares of the surviving or acquiring company having a market value of $240. Chrysler's directors may redeem the Rights at $0.05 per Right, and may amend the Rights or extend the time during which the Rights may be redeemed, only prior to the Stock Acquisition Time. Additionally, at any time after a person acquires 15 percent or more, but less than 50 percent, of Chrysler's common stock, Chrysler's directors may exchange the Rights (other than those held by the acquiror), in whole or in part, at an exchange ratio of one share of common stock (or a fractional share of preferred stock with equivalent voting rights) per Right. The Rights will expire on February 22, 1998.

        Of the 1.0 billion shares of authorized common stock at December 31, 1994, 97 million shares were reserved for issuance under Chrysler's various employee benefit plans and the conversion of the Preferred Stock.

        Primary earnings (loss) per common share amounts were computed by dividing earnings (loss) after deduction of preferred stock dividends by the average number of common and dilutive equivalent shares outstanding. Fully diluted per-common-share amounts assume conversion of the Preferred Stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalents outstanding. Fully diluted per-common-share amounts are not applicable for loss periods.


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

        Contributions to the pension trust fund for U.S. plans are in compliance with the Employee Retirement Income Security Act of 1974, as amended. All pension trust fund assets and income accruing thereon are used solely to pay pension benefits and administer the plans. Chrysler made pension fund contributions totaling $2.6 billion in 1994, $3.5 billion in 1993 and $816 million in 1992.

        At December 31, 1994, plan assets were invested in a diversified portfolio that consisted primarily of debt and equity securities, including
17.9 million shares of Chrysler common stock with a market value of $879 million. During 1994, $17 million of dividends were received on Chrysler common stock.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY         Part II - Continued
         DATA - Continued

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  PENSION PLANS - CONTINUED

The components of pension expense were as follows:

                                                                                 Year Ended December 31
                                                   -------------------------------------------------------------------------------
                                                               1994                        1993                      1992
                                                   --------------------------    -----------------------    ----------------------
                                                               Non-                         Non-                      Non-
                                                     U.S.      U.S.               U.S.      U.S.              U.S.    U.S.
                                                    Plans     Plans    Total     Plans     Plans    Total    Plans   Plans   Total
                                                    -----     -----    -----     -----     -----    -----    -----   -----   -----
                                                                                   (in millions of dollars)
Service cost - benefits earned during the year   $    275   $   29    $   304   $   218    $ 20    $  238   $  171   $  18   $  189
Interest on projected benefit obligation              833       86        919       779      79       858      742      71      813
Return on plan assets:
   Actual return                                      183       11        194    (1,283)    (35)   (1,318)    (945)     80     (865)
   Deferred (loss) gain                            (1,106)    (116)    (1,222)      617     (40)      577      492    (156)     336
                                                 --------   ------    -------   -------    ----    ------   ------   -----   ------
   Expected return                                   (923)    (105)    (1,028)     (666)    (75)     (741)    (453)    (76)    (529)
Net amortization and other                            471       48        519       366      35       401      344      20      364
                                                 --------   ------    -------   -------    ----    ------   ------   -----   ------
                                         Total   $    656   $   58    $   714   $   697    $ 59    $  756   $  804   $  33   $  837
                                                 ========   ======    =======   =======    ====    ======   ======   =====   ======

        During 1994, 1993 and 1992, the cost of voluntary early retirement programs, which are periodically offered to certain salaried and hourly employees, was $68 million, $40 million and $48 million, respectively.

        Pension expense is determined using assumptions at the beginning of the year. The projected benefit obligation ("PBO") is determined using the assumptions at the end of the year. Assumptions used to determine pension expense and the PBO were:

                                                                           December 31
                                       -----------------------------------------------------------------------------------
                                                      U.S. Plans                                Non-U.S. Plans
                                       ----------------------------------------     --------------------------------------
                                        1994        1993       1992       1991       1994       1993       1992       1991
                                        ------     ------     ------     ------     ------     ------     ------     ------
Discount rate                            8.63%      7.38%      8.38%      8.50%      9.75%      8.25%      9.50%      9.50%
Rate of increase in future
   compensation levels                   6.00%      6.00%      6.00%      6.00%      6.00%      6.00%      6.00%      6.00%
Long-term rate of return on
   plan assets                          10.00%     10.00%     10.00%     10.00%      9.00%      9.00%      9.50%      9.50%

        The increase in the discount rate for U.S. Plans from 7.38 percent as of December 31, 1993 to 8.63 percent as of December 31, 1994 resulted in a $1.3 billion decrease in the PBO at December 31, 1994 and is expected to result in a $99 million decrease in the 1995 expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY          Part II - Continued
        DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  PENSION PLANS - CONTINUED

        The following table presents a reconciliation of the funded status of the plans with amounts recognized in the consolidated balance sheet:

                                                                       December 31, 1994
                                                                       -----------------
                                                               U. S. Plans                 Non-U.S. Plans
                                                 -------------------------------      -------------------------------
                                                    Assets       Accum.               Assets     Accum.
                                                   Exceed       Benefits              Exceed    Benefits
                                                   Accum.       Exceed      U.S.      Accum.     Exceed      Non-U.S.
                                                  Benefits      Assets      Total     Benefits    Assets      Total       Total
                                                   ------       -----       -----     -------     ------      -----       ------
                                                                            (in millions of dollars)
Actuarial present value of benefits:
 Vested                                         $  7,909      $   256     $ 8,165     $  866     $   8      $  874     $  9,039
 Nonvested                                         2,284           50       2,334         18        --          18        2,352
                                                --------        -----     -------     -------    ------      -----     --------
Accumulated benefit obligation                    10,193          306      10,499        884         8         892       11,391
Effect of projected future salary increases          252            4         256          5         1           6          262
                                                --------        -----     -------     -------    ------      -----     --------
PBO                                               10,445          310      10,755        889         9         898       11,653
Plan assets at fair value                         10,896           45      10,941        956        --         956       11,897
                                                --------        -----     -------     -------    ------      -----     --------
PBO (in excess of) less than plan assets             451         (265)        186         67        (9)         58          244
Unrecognized net loss (gain)                       1,027            4       1,031        365        (2)        363        1,394
Unrecognized prior service cost                    1,324           44       1,368        202        --         202        1,570
Unamortized net obligation at date of adoption       997            1         998          5         4           9        1,007
Adjustment required to recognize
 minimum liability                                    --          (49)        (49)        --        (3)         (3)         (52)
                                                --------        -----     -------     -------    ------      -----     --------
Net prepaid pension (liability) recognized in
 the consolidated balance sheet                 $  3,799      $  (265)    $ 3,534     $  639     $ (10)     $  629     $  4,163
                                               =========      ========    =======     =======     ======    ======     ========
                                                                       December 31, 1993
                                                                       -----------------
                                                               U. S. Plans                 Non-U.S. Plans
                                                 -------------------------------      -------------------------------
                                                    Assets       Accum.               Assets     Accum.
                                                   Exceed       Benefits              Exceed    Benefits
                                                   Accum.       Exceed      U.S.      Accum.     Exceed      Non-U.S.
                                                  Benefits      Assets      Total     Benefits    Assets      Total       Total
                                                   ------       -----       -----     -------     ------      -----       ------
                                                                            (in millions of dollars)
Actuarial present value of benefits:
 Vested                                         $  3,563      $ 5,160     $ 8,723     $1,020     $   4      $1,024     $  9,747
 Nonvested                                           517        2,090       2,607         12         2          14        2,621
                                                --------        -----     -------     -------    ------      -----      --------
Accumulated benefit obligation                     4,080        7,250      11,330      1,032         6       1,038       12,368
Effect of projected future salary increases          237            7         244         18        --          18          262
                                                --------        -----     -------     -------    ------      -----      --------
PBO                                                4,317        7,257      11,574      1,050         6       1,056       12,630
Plan assets at fair value                          4,599        4,767       9,366      1,062        --       1,062       10,428
                                                --------        -----     -------     -------    ------      -----      --------
PBO (in excess of) less than plan assets             282       (2,490)     (2,208)        12        (6)          6       (2,202)
Unrecognized net loss (gain)                         263        1,016       1,279        434         1         435        1,714
Unrecognized prior service cost                      258        1,216       1,474        233        --         233        1,707
Unamortized net obligation at date of adoption       283          858       1,141          6        --           6        1,147
Adjustment required to recognize
 minimum liability                                    --       (3,088)     (3,088)        --        (1)         (1)      (3,089)
                                                --------        -----     -------     -------    ------      -----      --------
Net prepaid pension (liability) recognized in
 the consolidated balance sheet                 $  1,086      $(2,488)    $(1,402)    $  685     $ (6)        $679     $   (723)
                                               =========      ========    =======     =======     ======    ======     ========

        Included in other assets on the consolidated balance sheet as of December 31, 1994 and 1993 was noncurrent prepaid pension expense of $4.1 billion and $1.6 billion, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY         Part II - Continued
         DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  NONPENSION POSTRETIREMENT BENEFITS

        Chrysler provides health and life insurance benefits to substantially all of its hourly and salaried employees and those of certain of its consolidated subsidiaries. Upon retirement from Chrysler, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically. Prior to 1993, the expense recognized for these benefits was based primarily on cash expenditures for the period. Effective January 1, 1993, Chrysler adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of such benefits during the years employees provide services.

        The adoption of this accounting standard resulted in an after-tax charge of $4.68 billion, or $13.57 per common share, in 1993. This charge represented the immediate recognition of the transition obligation of $7.44 billion, partially offset by $2.76 billion of estimated tax benefits. The transition obligation is the aggregate amount that would have been accrued in the years prior to the adoption of SFAS No. 106, had this standard been in effect for those years. Implementation of SFAS No. 106 did not increase Chrysler's cash expenditures for postretirement benefits.

        Components of nonpension postretirement benefit expense were as follows:

                                                            Year ended December 31
                                                            ----------------------
                                                              1994         1993
                                                              ----         ----
                                                            (in millions of dollars)
         Benefits attributed to employees' service           $    178     $    142
         Interest on accumulated nonpension postretirement
           benefit obligation                                     665          626
         Net amortization                                          (9)          --
                                                              -------      -------
                                                 Total       $    834      $   768
                                                             ========      =======

        The following table summarizes the components of the nonpension postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1994 and 1993:

                                                      Year ended December 31
                                                      ----------------------
                                                        1994         1993
                                                        ----         ----
                                                      (in millions of dollars)
Accumulated nonpension postretirement benefit
obligation ("ANPBO") attributable to:
     Retirees                                         $  4,056      $  4,550
     Active employees eligible for benefits              1,259         1,173
     Other active employees                              2,837         3,388
                                                      --------      --------
      Total ANPBO                                       8,152          9,111
Unrecognized net gains (losses)                           218         (1,126)
                                                      -------       --------
            Nonpension postretirement benefit
            obligation recognized in the
            consolidated balance sheet                $ 8,370        $ 7,985
                                                      =======       ========

        Nonpension postretirement benefit expense is determined using assumptions at the beginning of the year. The ANPBO is determined using the assumptions at the end of the year. Assumptions at December 31, 1994 and 1993 were:

                                                            Year ended December 31
                                                            ----------------------
                                                              1994         1993
                                                              ----         ----
         Discount rate                                        8.6%         7.5%
         Health care inflation rate in following
          (or "base") year                                    7.5%         9.2%
         Ultimate health care inflation rate (2001)           5.5%         5.5%
         Average health care inflation rate
          (base year through 2001)                            6.1%         6.3%

        The increase in the discount rate to 8.6 percent as of December 31, 1994 resulted in a $1.1 billion decrease in the ANPBO in 1994, and is expected to result in a $68 million decrease in nonpension postretirement benefit expense in 1995. During 1994, Chrysler implemented new managed care initiatives which reduced the expected health care inflation rate for 1995.

        A one percentage point increase in the assumed health care inflation rate in each year would have increased the ANPBO at December 31, 1994 by $1.0 billion and would have increased the aggregate of the service and interest cost components of nonpension postretirement benefit expense in 1994 by $116 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY         Part II - Continued
         DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  SALES OF AUTOMOTIVE ASSETS AND INVESTMENTS

        During 1994, Chrysler sold its wire harness operations and certain of its soft trim operations, and entered into five-year supply agreements with each of the purchasers. Aggregate net proceeds from the sales and the supply agreements were approximately $325 million. The related pretax gains of approximately $250 million were deferred and are being recognized over the periods of the respective supply agreements.

        In 1993, Chrysler sold its plastics operations for net proceeds of $132 million. The sale resulted in a pretax gain of $60 million ($39 million after applicable income taxes). Also during 1993, Chrysler sold its remaining 50.3 million shares of Mitsubishi Motors Corporation ("MMC") stock for net proceeds of $329 million, resulting in a pretax gain of $205 million ($128 million after applicable income taxes).

        In 1992, Chrysler sold 43.6 million shares of MMC stock for net proceeds of $215 million, resulting in a pretax gain of $142 million ($88 million after applicable income taxes).

NOTE 14.  INVESTMENT ADJUSTMENT AND RESTRUCTURING CHARGE

        Included in costs, other than items below for the year ended December 31, 1992 was a pretax charge of $110 million ($69 million after applicable income taxes) to reduce investments of Chrysler Canada Ltd. and certain of its employee benefit plans in a real estate investment concern to their estimated net realizable value.

        Earnings for the year ended December 31, 1992 also included a $101 million pretax restructuring charge ($79 million after applicable income taxes) relating to the realignment of a part of Chrysler's short-term vehicle rental subsidiaries (the "Car Rental Operations") under Pentastar Transportation Group, Inc. and to provide for the consolidation and phase out of certain of those operations. This restructuring charge included the write-down of goodwill, lease termination costs, losses associated with the disposal of tangible assets and other related charges.


NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosures to the consolidated statement of cash flows were as follows:

                                                   Year Ended December 31
                                              -------------------------------
                                                  1994     1993    1992
                                                  ----     ----    ----
                                                (in millions of dollars)
Interest paid (net of amounts capitalized):
   Chrysler, excluding CFC                     $  195    $  326   $  406
   CFC                                            733       847    1,250
Interest capitalized                              177       176      176
Income taxes paid, net of refunds received        910       535       93

        During 1994, CFC acquired $300 million of marketable securities in a non-cash transaction relating to the securitization of retail receivables.


NOTE 16.  FINANCIAL INSTRUMENTS

        The estimated fair values of financial instruments have been determined by Chrysler using available market information and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that Chrysler could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY         Part II - Continued
         DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  FINANCIAL INSTRUMENTS - CONTINUED

        Amounts related to Chrysler's financial instruments were as follows:

                                                   December 31, 1994     December 31, 1993
                                                   -----------------     ------------------
                                                   Carrying     Fair     Carrying     Fair
                                                    Amount     Value      Amount      Value
                                                   --------    -----     --------    -------
                                                        (in millions of dollars)

BALANCE SHEET FINANCIAL INSTRUMENTS
   Marketable securities                            $  3,226   $  3,218    $  1,055   $  1,061
   Finance receivables and retained interests(1)      10,524     10,494       8,252      8,345
   Debt(2)                                            13,309     13,735      11,550     12,588
   Currency exchange agreements(3)                       220        241         121        145

- ----------------------
(1) The carrying value of finance receivables excludes $2.0 billion of direct finance and leveraged leases classified as finance receivables in the consolidated balance sheet at December 31, 1994 and 1993. The carrying value of retained interests excludes $41 million and $57 million of retail lease securities at December 31, 1994 and 1993, respectively.
(2) The carrying value of debt excludes $17 million and $22 million of obligations under capital leases classified as debt in the consolidated balance sheet at December 31, 1994 and 1993, respectively.
(3) Currency exchange agreements are recorded on the consolidated balance sheet as a reduction to the carrying value of debt.

                                                       December 31, 1994         December 31, 1993
                                                   ------------------------   -------------------------
                                                   Contract or   Unrealized    Contract or   Unrealized
                                                    Notional       Gains/        Notional      Gains/
                                                     Amount      (Losses)         Amount      (Losses)
                                                   ----------   -----------    -----------   ---------
                                                                (in millions of dollars)
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
   Interest rate swaps
     With unrealized gains                         $  101          $     4        $  314        $   15
     With unrealized losses                           676              (16)        1,107           (95)
   Interest rate caps                                 134               --           403            --
   Forward interest rate contract                     500                1            --            --
   Currency forward contracts
     With unrealized gains                             --               --         1,285            61
     With unrealized losses                           326              (17)          437            (8)
   Purchased currency options                         901              (21)          116             2


        The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.

        The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Marketable securities

        The fair values of marketable securities were estimated using quoted market prices.

Finance receivables, retained interests in sold receivables and other related amounts - net

        The carrying value of variable-rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed-rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturity would be made as of the date of the consolidated balance sheet. The fair values of excess servicing cash flows and other amounts due CFC arising from receivable sale transactions were estimated by discounting expected cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY         Part II - Continued
         DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  FINANCIAL INSTRUMENTS - CONTINUED

Debt

        The fair value of public debt was estimated using quoted market prices. The fair value of other long-term debt was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

Currency exchange agreements

        The fair values of currency exchange agreements were estimated by discounting the expected cash flows using market exchange rates and relative market interest rates over the remaining terms of the agreements. Currency exchange agreements are more fully described in NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and NOTE 6. DEBT.

Interest rate exchange agreements

        The fair values of interest rate swaps, interest rate caps and forward interest rate contracts were estimated by discounting expected cash flows using quoted market interest rates. Interest rate exchange agreements are more fully described in NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NOTE 3. FINANCE RECEIVABLES, RETAINED INTERESTS IN SOLD RECEIVABLES AND OTHER RELATED AMOUNTS and NOTE 6. DEBT.

Currency forward contracts and purchased currency options

        The fair values of currency forward contracts and purchased currency options were estimated based on quoted market prices for contracts of similar terms. Currency forward contracts and purchased currency options are more fully described in NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.


        Although not a counterparty to certain derivative financial instruments entered into between securitization trusts and third parties, CFC receives an indirect beneficial interest from such instruments. Such indirect beneficial interests are subject to reduction in the event of a counterparty's nonperformance. If a counterparty had failed to perform at December 31, 1994, CFC would have been exposed to a $27 million loss.

        The fair value estimates presented herein were based on information available as of the date of the consolidated balance sheet. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since the date of the consolidated balance sheet and, therefore, current estimates of fair value may differ from the amounts presented herein.


NOTE 17.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

INDUSTRY SEGMENT DATA

        Chrysler operates in two principal industry segments, Car and Truck and Financial Services. The Car and Truck segment is composed of the automotive operations of Chrysler, which includes the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. The Car Rental Operations and Chrysler's defense electronics business, Chrysler Technologies Corporation, each represent less than 10 percent of revenues, operating profits and identifiable assets, and have been included in the Car and Truck segment. The Financial Services segment is composed of CFC, which is engaged in wholesale and retail vehicle financing, property and casualty insurance, and servicing nonautomotive loans and leases. Information concerning operations by industry segment was as follows:

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY        Part II -  Continued
          DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA - CONTINUED

INDUSTRY SEGMENT DATA - CONTINUED

                                          Car    Financial
                                       and Truck  Services   Consolidated
                                       ---------  --------   ------------
                                              (in millions of dollars)
DECEMBER 31, 1994
- -----------------
Revenues:
   Unaffiliated customers              $  50,381    $   1,843   $  52,224
   Intersegment                                7          141          --
                                       ---------    ---------   ---------
Total revenues                            50,388        1,984      52,224
Operating earnings                         5,829          315       6,023
Interest expense                             311           --         190
Equity in loss of unconsolidated
  subsidiaries and affiliates                  3           --           3
Earnings before income taxes               5,515          315       5,830
Depreciation/amortization                  1,880           64       1,944
Capital expenditures                       3,796           47       3,843
Identifiable assets                       36,001       16,648      49,539
Liabilities                               28,580       13,375      38,845

DECEMBER 31, 1993
- -----------------
Revenues:
   Unaffiliated customers              $ 41,681     $   1,919   $  43,600
   Intersegment                              34           120          --
                                       --------     ---------   ---------
Total revenues                           41,715         2,039      43,600
Operating earnings                        4,050           267       4,200
Interest expense                            445            --         328
Equity in loss of unconsolidated
  subsidiaries and affiliates                34            --          34
Earnings before income taxes              3,571           267       3,838
Depreciation/amortization                 1,530           110       1,640
Capital expenditures                      2,977            18       2,995
Identifiable assets                      32,492        14,251      43,679
Liabilities                              28,787        11,120      36,843

DECEMBER 31, 1992
- -----------------
Revenues:
   Unaffiliated customers              $ 34,406     $   2,455   $  36,897
   Intersegment                              34           120          --
                                       --------     ---------   ---------
Total revenues                           34,440         2,575      36,897
Operating earnings                        1,159           295       1,336
Interest expense                            500            --         383
Equity in loss of unconsolidated
  subsidiaries and affiliates                19            --          19
Earnings before income taxes                640           295         934
Depreciation/amortization                 1,451           159       1,610
Capital expenditures                      2,260            29       2,289
Identifiable assets                      25,682        17,585      40,690
Liabilities                              21,142        14,587      33,152


        Interest expense of the Financial Services segment has been netted against operating earnings, which is consistent with industry practice. The individual segments do not add to the consolidated amounts due to the elimination of intersegment transactions.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY              Part II - Continued
         DATA - Continued

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA - CONTINUED

GEOGRAPHIC AREA DATA

        Information concerning operations by principal geographic area was as follows:

                                         United                           Adjmts.
                                         States     Canada     Other      & Elims.     Consolidated
                                         ------     ------     -----      --------    -------------
                                                            (in millions of dollars)

DECEMBER 31, 1994
- -----------------
Revenues:
   Unaffiliated customers               $ 45,655    $  3,877    $  2,692  $       --     $ 52,224
   Transfers between geographic areas      7,452       7,301       2,385     (17,138)          --
                                          ------    --------    --------  ----------     --------
Total revenues                            53,107      11,178       5,077     (17,138)      52,224
Earnings before income taxes               5,239         208         383         --         5,830
Identifiable assets                       42,752       3,977       2,810         --        49,539

DECEMBER 31, 1993
- -----------------
Revenues:
   Unaffiliated customers               $ 37,847    $  3,349    $  2,404  $      --      $ 43,600
   Transfers between geographic areas      6,571       6,807       1,934     (15,312)          --
                                          ------      ------    --------  ----------     --------
Total revenues                            44,418      10,156       4,338     (15,312)      43,600
Earnings before income taxes               3,191         329         318          --        3,838
Identifiable assets                       37,474       3,750       2,455          --       43,679

DECEMBER 31, 1992
- -----------------
Revenues:
   Unaffiliated customers               $ 31,529    $ 2,906     $  2,462  $       --     $ 36,897
   Transfers between geographic areas      5,759      4,611        1,483     (11,853)          --
                                        --------    -------     --------   ---------     --------
Total revenues                            37,288      7,517        3,945     (11,853)      36,897
Earnings before income taxes                 618         19          297          --          934
Identifiable assets                       35,174      3,210        2,306          --       40,690


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY             Part II - Continued
         DATA - Continued

                                                            CONFORMED

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Chrysler Corporation
Highland Park, Michigan

We have audited the accompanying consolidated balance sheet of Chrysler Corporation and consolidated subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Corporation and consolidated subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, the Company adopted new Statements of Financial Accounting Standards and, accordingly, changed its method of accounting for certain investments in debt and equity securities in 1994, its method of accounting for postretirement benefits other than pensions and postemployment benefits in 1993, and its method of accounting for income taxes in 1992.


Deloitte & Touche LLP
Detroit, Michigan
January 16, 1995

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

Chrysler's financial statements have been audited by Deloitte & Touche LLP, independent auditors. Their audits were conducted in accordance with generally accepted auditing standards and included consideration of the internal control system and tests of transactions as part of planning and performing their audits.

Chrysler maintains a system of internal controls that provides reasonable assurance that its records reflect its transactions in all material respects and that significant misuse or loss of assets will be prevented. Management believes the system of internal controls is adequate to accomplish these objectives on a continuous basis. Chrysler maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements. Management considers the recommendations of the General Auditor and Deloitte & Touche LLP concerning the system of internal controls and takes appropriate actions to respond to these recommendations.

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




R. J. Eaton                                G. C. Valade
- ------------                               -------------
R. J. EATON                                G. C. VALADE
Chairman of the Board and                  Executive Vice President and
Chief Executive Officer                    Chief Financial Officer

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY             Part II - Continued
          DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)


                                                First Quarter        Second Quarter          Third Quarter        Fourth Quarter
                                                -------------        --------------          ------------         --------------
                                              1994       1993(1)    1994      1993(2)      1994      1993(3)     1994(4)     1993
                                              ----       -------    ----      -------      -----     -------     -------     ----
                                                             (in millions of dollars except per-common-share data)
Sales of manufactured products               $12,551     $10,238   $12,369    $10,307     $10,938     $8,995      $13,505   $11,291
Finance, insurance and other income              672         666       713        724         721        718          755       661
                                             -------     -------   -------    -------     -------    -------      -------   -------
     Total revenues                           13,223      10,904    13,082     11,031      11,659      9,713       14,260    11,952
     Total expenses                           11,680      10,024    11,489      9,909      10,596      9,101       12,629    10,728
                                             -------     -------   -------    -------     -------    -------      -------   -------
Earnings before income taxes and
        cumulative effect of changes in
        accounting principles                  1,543         880     1,593      1,122       1,063        612        1,631     1,224
Provision for income taxes                       605         350       637        437         412        189          463       447
                                             -------     -------   -------    -------     -------    -------      -------   -------
Earnings before cumulative effect of
        changes in accounting principles         938         530       956        685         651        423        1,168       777
Cumulative effect of changes in
        accounting principles                     --      (4,966)       --         --          --         --           --        --
                                             -------     -------   -------    -------     -------    -------      -------   -------
     Net earnings (loss)                     $   938     $(4,436)  $   956    $   685     $   651    $   423      $ 1,168   $   777
Preferred stock dividends                         20          20        20         20          20         20           20        20
                                             -------     -------   -------    -------     -------    -------      -------   -------
     Net earnings (loss) on
                 common stock                $   918     $(4,456)  $   936    $   665     $   631    $   403      $ 1,148   $   757
                                             =======     =======   =======    =======     =======    =======      =======   =======

PRIMARY EARNINGS (LOSS) PER
   COMMON SHARE:
Earnings before cumulative effect of
   changes in accounting principles          $  2.55     $  1.57    $ 2.61    $  1.86     $  1.76    $  1.13      $  3.20   $  2.11
Cumulative effect of changes in
   accounting principles                          --      (15.25)       --         --          --         --           --        --
                                             -------     -------   -------    -------     -------    -------      -------   -------
Net earnings (loss) per
   common share                              $  2.55     $(13.68)   $ 2.61    $  1.86      $ 1.76    $  1.13      $  3.20   $  2.11
                                             =======     =======   =======    =======     =======    =======      =======   =======

FULLY DILUTED EARNINGS PER
   COMMON SHARE                              $  2.30          --    $ 2.35    $  1.69      $ 1.60    $  1.04      $  2.86   $  1.91
                                             =======     =======   =======    =======     =======    =======      =======   =======




- -------------------------
(1) Results for the first quarter of 1993 included the unfavorable effects of changes in accounting principles of $4.68 billion related to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and $283 million related to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2) Earnings for the second quarter of 1993 included a gain of $60 million ($39 million after applicable income taxes) related to the sale of Chrysler's plastics operations and a gain of $111 million ($70 million after applicable income taxes) related to the sale of 27 million shares of Mitsubishi Motors Corporation ("MMC") stock.

(3) Earnings for the third quarter of 1993 included a gain of $94 million ($58 million after applicable income taxes) related to the sale of Chrysler's remaining 23.3 million shares of MMC stock.

(4) Earnings for the fourth quarter of 1994 included favorable adjustments to the provision for income taxes aggregating $132 million. These adjustments related to: (1) the recognition of tax credits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on recently issued U.S. Department of Treasury income tax regulations, and
     (2) the reversal of valuation allowances related to tax benefits associated with net operating loss carryforwards.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY             Part II - Continued
          DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                             STATEMENT OF EARNINGS
                                  (unaudited)


                                                                             Year Ended December 31
                                                                          ----------------------------
                                                                          1994        1993        1992
                                                                          ----        ----        ----
                                                                            (in millions of dollars)
Sales of manufactured products                                           $49,534     $41,247     $33,409
Equity in earnings of unconsolidated subsidiaries and affiliates             237         187         131
Interest and other income                                                    323         220         215
                                                                         -------     -------     -------
                         TOTAL REVENUES                                   50,094      41,654      33,755
                                                                         -------     -------     -------
Costs, other than items below                                             37,485      32,066      27,424
Depreciation of property and equipment                                       912         853         802
Amortization of special tools                                                961         671         641
Selling and administrative expenses                                        3,146       2,619       2,467
Pension expense                                                              704         749         832
Nonpension postretirement benefit expense                                    828         762         368
Interest expense                                                             228         361         429
Gain on sales of automotive assets and investments                            --        (265)       (142)
                                                                         -------     -------     -------
                         TOTAL EXPENSES                                   44,264      37,816      32,821
                                                                         -------     -------     -------
       EARNINGS BEFORE INCOME TAXES AND
           CUMULATIVE EFFECT OF CHANGES
               IN ACCOUNTING PRINCIPLES                                    5,830       3,838         934
Provision for income taxes                                                 2,117       1,423         429
                                                                         -------     -------     -------
   EARNINGS BEFORE CUMULATIVE EFFECT OF
       CHANGES IN ACCOUNTING PRINCIPLES                                    3,713       2,415         505
Cumulative effect of changes in accounting principles                         --      (4,966)        218
                                                                         -------     -------     -------
                    NET EARNINGS (LOSS)                                  $ 3,713    $ (2,551)    $   723
                                                                         =======     =======     =======





This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and its investments in short-term vehicle rental subsidiaries (the "Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries. This Sup-plemental Information does not purport to present results of operations in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenant contained in Chrysler's revolving credit facility is based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY             Part II - Continued
          DATA - Continued

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                                 BALANCE SHEET
                                  (unaudited)


                                                                  December 31
                                                                -----------------
                                                                1994         1993
                                                                ----         ----
                                                             (in millions of dollars)
ASSETS:
   Cash and cash equivalents                                    $ 4,972      $ 3,777
   Marketable securities                                          2,643          707
   Accounts receivable - trade and other (net)                      459          805
   Inventories                                                    2,645        2,483
   Prepaid taxes, pension and other expenses                      1,272          713
   Property and equipment                                        10,347        8,820
   Special tools                                                  3,643        3,455
   Investments in and advances to unconsolidated subsidiaries
     and affiliated companies                                     3,642        3,685
   Intangible assets                                              1,781        3,882
   Deferred tax assets                                            1,951        3,642
   Other assets                                                   4,722        2,051
                                                                -------      -------
                                 TOTAL ASSETS                   $38,077      $34,020
                                                                =======      =======
LIABILITIES:
   Accounts payable                                             $ 7,403      $ 6,074
   Short-term debt                                                  140          100
   Payments due within one year on long-term debt                   187          399
   Accrued liabilities and expenses                               5,333        4,422
   Long-term debt                                                 2,097        2,281
   Accrued noncurrent employee benefits                           8,547       10,562
   Other noncurrent liabilities                                   3,676        3,346
                                                                -------      -------
                            TOTAL LIABILITIES                    27,383       27,184
                                                                -------      -------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:  (shares in millions)
   Preferred stock - $1 per share par value; authorized
     20.0 shares; Series A Convertible Preferred Stock;
     issued: 1994 and 1993 -  1.7 shares; aggregate
     liquidation preference $863 million                              2            2

   Common stock - $1 per share par value; authorized
     1,000.0 shares; issued:  1994 and 1993 - 364.1 shares          364          364
   Additional paid-in capital                                     5,536        5,533
   Retained earnings                                              5,006        1,170
   Treasury stock - at cost: 1994 - 9.0 shares; 1993 -
     10.4 shares                                                   (214)        (233)
                                                                -------      -------
                   TOTAL SHAREHOLDERS' EQUITY                    10,694        6,836
                                                                -------      -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $38,077      $34,020
                                                                =======      =======



This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the financial position of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present financial position in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenant contained in Chrysler's revolving credit facility is based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY             Part II - Continued
          DATA - Continued

                                                      SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                       Year Ended December 31
                                                                     --------------------------
                                                                     1994       1993       1992
                                                                     ----       ----       ----
                                                                       (in millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                  $3,713   $(2,551)   $  723
 Adjustments to reconcile to net cash provided by operating
   activities:
   Depreciation and amortization                                      1,873     1,524     1,443
   Equity in earnings of unconsolidated subsidiaries and
    affiliates                                                         (237)     (187)     (131)
   Deferred income taxes                                              1,065       803       229
   Gain on sales of automotive assets and investments                    --      (265)     (142)
   Cumulative effect of changes in accounting principles                 --     4,966      (218)
   Change in accounts receivable                                        345       131      (300)
   Change in inventories                                               (201)     (171)      159
   Change in prepaid expenses and other assets                       (2,095)   (1,587)       74
   Change in accounts payable and accrued and other liabilities       2,856       365       953
   Other                                                                215       224       181
                                                                     ------    ------    ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,534     3,252     2,971
                                                                     ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities                                  (3,412)   (3,149)  (14,188)
 Sales and maturities of marketable securities                        1,463     3,401    13,925
 Proceeds from sales of automotive assets and investments                62       461       215
 Expenditures for property and equipment                             (2,611)   (1,738)   (1,374)
 Expenditures for special tools                                      (1,177)   (1,234)     (872)
 Other                                                                   77       (13)     (209)
                                                                     ------    ------    ------
      NET CASH USED IN INVESTING ACTIVITIES                          (5,598)   (2,272)   (2,503)
                                                                     ------    ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in short-term debt (less than 90-day maturities)                 40        14      (165)
 Proceeds under revolving lines of credit and long-term
   borrowings                                                             2        23        39
 Payments on revolving lines of credit and long-term borrowings        (412)   (1,021)     (497)
 Proceeds from issuances of common and preferred stock, net of
   expenses                                                              --     1,952       836
 Dividends paid                                                        (399)     (281)     (225)
 Other                                                                   28       101        48
                                                                     ------    ------    ------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (741)      788        36
                                                                     ------    ------    ------
Change in cash and cash equivalents                                   1,195     1,768       504
Cash and cash equivalents at beginning of year                        3,777     2,009     1,505
                                                                     ------    ------    ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $4,972    $3,777    $2,009
                                                                     ======    ======    ======





This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present cash flows in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenant contained in Chrysler's revolving credit facility is based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS     Part II - Continued
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


Items 10, 11, 12, and 13

        Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from Chrysler Corporation's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.


                                    PART IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:

   1.   Financial Statements

        Financial statements filed as part of this Form 10-K are listed under
        Part II, Item 8.

   2.   Financial Statement Schedules

        No schedules are included because they are not required under the instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

   3.   Exhibits:

   *3-A-1       Copy of Certificate of Incorporation of Chrysler
                Corporation, as amended and restated and in effect on May 21, 1987.

   *3-A-2 Copy of Certificate of Amendment of Certificate of Incorporation of Chrysler Corporation dated May 19, 1994, as in effect on May 20, 1994.

   3-B Copy of By-Laws of Chrysler Corporation, as amended as of June 10, 1993. Filed as Exhibit 3-B to Chrysler
                Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.

   *3-C         Copy of Certificate of Designation for Chrysler
                Corporation Junior Participating Cumulative Preferred
                Stock.

   *3-D Copy of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.

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

- -----------------------
*Filed herewith.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,        Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

4-B-2 Copy of Agreement of Merger and Plan of Reorganization, dated as of March 6, 1986, among Chrysler Corporation, Chrysler Corporation (now Chrysler Corporation) and New Chrysler, Inc., annexed as Exhibit
         A to Registration Statement No. 33-4537 on Form S-4 of Chrysler Holding Corporation (now Chrysler Corporation), and incorporated herein by reference.

4-C-1 Copy of Rights Agreement, dated as of February 4, 1988, and amended and restated as of December 14, 1990, between Chrysler Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder
         Services Trust Company), as    rights Agent, relating to Rights to
         purchase Chrysler Corporation Junior Participating Cumulative Preferred Stock. Filed as Exhibit 1 to Chrysler Corporation Current Report on Form 8-K, dated December 14, 1990, and incorporated herein by reference.

4-C-2 Amendment No. 1, dated as of December 1, 1994, to the Rights Agreement, dated as of February 4, 1988, and amended and restated as
         of December 14, 1990, between Chrysler Corporation     and First
         Chicago Trust Company of New York (formerly known as Morgan Shareholder Services Trust Company), as Rights Agent. Filed as Exhibit 1 to Chrysler Corporation Current Report on Form 8-K, dated December 1, 1994, and incorporated herein by reference.

4-D-1 Conformed copy of Indenture, dated as of July 15, 1987, between Chrysler Corporation and State Street Bank and Trust Company (successor to Manufacturers Hanover Trust Company), as Trustee, relating to Debt Securities, Appendix B thereto relating to 10.95% Debentures Due 2017 and Appendix C thereto relating to 10.40% Notes
         Due 1999.   Filed as Exhibit 4-D-1 to Chrysler Corporation Annual
         Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

4-D-2 Conformed copy of Indenture, dated as of March 1, 1985, between Chrysler Corporation and State Street Bank and Trust Company (successor to Manufacturers Hanover Trust Company), as Trustee, relating to Debt Securities and Appendix B thereto relating to 13% Debentures Due 1997. Filed as Exhibit 4-B to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

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

4-E Copy of $1,675,000,000 Revolving Credit Agreement, dated as of July 29, 1994, among Chrysler Corporation, the several Banks party to the Agreement and Chemical Bank, as Agent for the Banks. Filed as
         Exhibit 4E to the Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

4-F-1 Copy of Indenture, dated as of June 15, 1984, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, as Trustee, United States Trust Company of New York, as successor Trustee, related to Senior Debt Securities of Chrysler Financial Corporation. Filed as Exhibit (1) to the Current Report of Chrysler Financial Corporation on Form 8-K, dated June 26, 1984, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,        Part IV -  Continued
          AND REPORTS ON FORM 8-K - CONTINUED

4-F-2 Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-F-3 Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-F-4 Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company,
         Trustee, United States Trust Company of New York, as   Successor
         Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-F-5 Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

4-F-6 Copy of the Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers
         Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

4-F-7 Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

4-G-1 Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-G-2 Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989 and filed September 13, 1989, and incorporated herein by reference.

4-H-1 Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junioi Subordinated Debt Securities. Filed as Exhibit 4-C to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-H-2 Copy of First Supplemental Indenture dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989 and filed on September 13, 1989, and incorporated herein by reference.

10-A-1 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after December 8, 1983 and before May 14, 1986, assumed by Chrysler Corporation (formerly Chrysler Holding Corporation). Filed as Exhibit 10-D-8 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1983, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,          Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

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

10-A-5 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after June 7, 1990. Filed as Exhibit 10-A-10 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10-A-6 Copy of Chrysler Corporation Stock Option Plan, as amended through December 2, 1993. Filed as Exhibit 10-A-6 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10-A-7 Copy of American Motors Corporation 1980 Stock Option Plan as in effect on August 5, 1987. Filed as Exhibit 28-B to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement No. 33-15544 on Form S-4 of Chrysler Corporation, and incorporated herein by reference.

10-A-8 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as in effect on and after May 16, 1991 and before December 2, 1993. Filed as Exhibit 10-A-32 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-A-9 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after December 2, 1993 and before May 19, 1994. Filed as Exhibit 10-A-9 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

*10-A-10 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 19, 1994.

*10-B-1 Copy of Chrysler Corporation Incentive Compensation Plan, as amended and in effect on and after May 19, 1994.

*10-B-2 Copy of Chrysler Corporation Long-Term Performance Plan, as amended and in effect on and after May 19, 1994.

10-B-3 Copy of Chrysler Supplemental Executive Retirement Plan, as amended through December 20, 1993. Filed as Exhibit 10-B-3 to Chrysler Corporation Annual Report on Form 10- K for the year ended December 31, 1993 and incorporated herein by reference.

*10-B-4 Copy of Chrysler Corporation Discretionary Incentive Compensation Plan as in effect on and after December 1, 1994.

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

- --------------------
*Filed herewith.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,        Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

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

10-G-1 Copy of Revolving Credit Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, Chemical Bank, as Agent, the several commercial banks party thereto as Co-Agents, and Chemical Securities Inc., as Arranger. Filed as Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-2 Copy of Fourth Amended and Restated Commitment Transfer Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as Exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-3 Copy of Guarantee Agreement, dated as of May 23, 1994, made by Chrysler Financial Corporation to and in favor of Guaranteed Parties as defined therein. Filed as Exhibit 10-C to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-4 Copy of Revolving Credit Agreement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as agent, Canadian Imperial Bank of Commerce and Bank of Nova Scotia, as co-agents, and the Lenders partes thereto. Filed as Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,       Part IV - Continued
         AND REPORTS ON FORM 8-K - CONTINUED

10-G-5   Copy of Short Term Receivables Purchase Agreement, dated  as of
         May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as agent, the several commercial banks parties thereto, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-6 Copy of Short Term Participation and Servicing Agreement, dated as of May 23, 1994, among American Auto Receivables Company, Chrysler Credit Corporation, the banks and other financial institutions named as purchasers therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-F to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 19984, and incorporated herein by reference.

10-G-7 Copy of Short Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with respect to CARCO Auto Loan Master Trust Short Term Bank Series. Filed as Exhibit 10-G to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-8   Copy of Long Term Receivables Purchase Agreement, dated as of
         May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, the several commercial banks parties thereto, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-H to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-9 Copy of Long Term Participation and Servicing Agreement, dated as of May 23, 1994, among American Auto Receivables Company, Chrysler Credit Corporation, the banks and other financial institutions named as purchasers therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as
         Exhibit 10-I to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-10 Copy of Long Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with respect to CARCO Auto Loan Master Trust Bank Series. Filed as Exhibit 10-J to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-11  Copy of Short Term Receivables Purchase Agreement, dated May
         23, 1994, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the chartered banks named therein as purchasers, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-K to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-12  Copy of Short Term Retail Purchase and Servicing Agreement, dated
         May 23, 1994, among Chrysler Credit Canada Ltd., the chartered banks named therein as parties thereto, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-L to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-13  Copy of Long Term Receivables Purchase Agreement, dated May 23,
         1994, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the chartered banks named therein as purchasers, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-M to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-14  Copy of Long Term Retail Purchase and Servicing Agreement, dated
         May 23, 1994, among Chrysler Credit Canada Ltd., the chartered banks named therein as parties thereto, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-N to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-G-15 Copy of Bank Series 1994-1 Supplement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as Agent, the several banks parties thereto, and The Royal Trust Company, as Custodian, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-O to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-G-16 Copy of Bank Series 1994-2 Supplement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as Agent, the several banks parties thereto, and The Royal Trust Company, as Custodian, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-P to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-H-1 Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-H-2 Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993, among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-I Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
         Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-J-1   Copy of Amended and Restated Trust Agreement, dated as of April 1,
         1993, among Premier Auto Receivables   Company, Chrysler Financial
         Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-J-2 Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-K-1 Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-K-2 Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-L Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit
         Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
         Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

10-M     Copy of Receivables Purchase Agreement, made as of April 7, 1993,
         among Chrysler Credit Canada Ltd., Chrysler    Financial Corporation
         and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10- OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-N Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10- PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-O-1 Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-O-2 Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit
         Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-O-3 Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-P Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Q Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler
         Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-R Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-S Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-T Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-U Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-V-1 Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-V-2 Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-W Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-X Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-Y Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-Z Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as
         Trustee, with respect to CARCO Auto Loan Master Trust.  Filed as
         Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-AA-1  Copy of Amended and Restated Trust Agreement, dated as of
         November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-AA-2 Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993- 6. Filed as
         Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-BB Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler
         Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-CC-1 Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-CC-2 Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as
         Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-DD Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler
         Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-EE-1 Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the Quarter ended June 30, 1994, and incorporated herein by reference.

10-EE-2 Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-FF-1 Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on
         Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-FF-2  Copy of Indenture, dated as of June 1, 1994, between Premier   Auto
         Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as Exhibit
         4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED


10-GG-1 Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10-GG-2 Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation dated as of December 2,
         1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10-HH Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10-II Copy of Asset Purchase Agreement dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10-JJ Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., as Agent with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as
         Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.


10-KK Copy of Pooling and Servicing Agreement, dated as of August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

10-LL Copy of Amendment, dated as of September 23, 1991, to the Pooling and Servicing Agreement, dated August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-NN to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-MM    Copy of Receivables Purchase Agreement, dated as of August 16,
         1990, between Chrysler Auto Receivables Company, as Buyer, and Chrysler Credit Corporation, as Seller, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

10-NN    Copy of Receivables Sales Agreement, dated as of August 16,
         1990, between Chrysler Financial Corporation and Chrysler Credit Corporation, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

10-OO    Copy of Pooling and Servicing Agreement, dated as of October 1,
         1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as
         Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

10-PP Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,         Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-QQ    Copy of Pooling and Servicing Agreement, dated as of May 1,
         1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-RR Copy of Standard Terms and Conditions of Agreement, dated as of May 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-SS    Copy of Purchase Agreement, dated as of May 1, 1991, between
         Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-1. Filed as
         Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-TT    Copy of Pooling and Servicing Agreement, dated as of May 31,
         1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 2 to the CARCO Auto Loan Master Trust Registration Statement on Form 8-A, and incorporated herein by reference.

10-UU    Copy of Pooling and Servicing Agreement, dated as of July 1,
         1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-VV Copy of Standard Terms and Conditions of Agreement, dated as of July 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991 and incorporated herein by reference.

10-WW Copy of Purchase Agreement, dated as of July 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables
         Company with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-XX Copy of Pooling and Servicing Agreement, dated as of September 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-YY Copy of Standard Terms and Conditions of Agreement, dated as of September 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-ZZ Copy of Purchase Agreement, dated as of September 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-3. Filed as
         Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

10-AAA Copy of Pooling and Servicing Agreement, dated as of November 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-BBB Copy of Standard Terms and Conditions of Agreement, dated as of November 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

10-CCC Copy of Purchase Agreement, dated as of November 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables
         Company with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-C to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

10-DDD Copy of Pooling and Servicing Agreement, dated as of December 1, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-15 Grantor Trust. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-EEE Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-FFF Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-GGG Copy of Purchase Agreement, dated as of January 1, 1992 between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-HHH   Copy of Sale and Servicing Agreement, dated as of January 1,
         1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-III Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-JJJ Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-KKK Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-LLL Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler
         Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-MMM Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-NNN Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-OOO   Copy of Trust Agreement, dated as of March 1, 1992, between    U.S.
         Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-PPP   Copy of Indenture, dated as of May 1, 1992, between Premier Auto
         Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-QQQ Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-RRR Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-SSS Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

10-TTT Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-UUU Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-VVV Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4- C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-WWW Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

10-XXX   Copy of Indenture, dated as of September 1, 1992, between
         Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-YYY Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,          Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-ZZZ Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
         Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-AAAA Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-BBBB Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-CCCC Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-DDDD Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-EEEE Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-FFFF Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-GGGG Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-HHHH  Copy of Trust Agreement, dated as of November 1, 1992, among ML
         Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-IIII Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

10-JJJJ Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-KKKK  Copy of Receivables Purchase Agreement, dated as of November   25,
         1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992- 3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-LLLL Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-MMMM Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-NNNN Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-OOOO Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-PPPP Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-QQQQ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-RRRR  Copy of Indenture, dated as of August 1, 1994, between Premier
         Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

*11 Statement regarding computation of earnings per common share.

*12 Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.

*21      Subsidiaries of the Registrant.
*23 Consent of Deloitte & Touche LLP, independent auditors for Chrysler Corporation.

*24 Powers of Attorney executed by officers and directors who signed this Annual Report on Form 10-K by an attorney-in-fact.

*27      Financial Data Schedule for year ended December 31, 1994.


- --------------------
*Filed herewith

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,          Part IV - Continued
          AND REPORTS ON FORM 8-K - CONTINUED

In lieu of filing certain instruments with respect to the long-term debt of the type described in Item 601 (b)(4) of Regulation S-K with respect to the long-term debt of Chrysler Corporation and its consolidated subsidiaries, Chrysler Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission on request.


(b)     Reports on Form 8-K:

        A report on Form 8-K, dated December 1, 1994, was filed during the quarter ended December 31, 1994, reporting the amendment of the Amended and Restated Rights Agreement, dated as of December 14, 1990 under Item 5 of such Form 8-K.

                                                                       CONFORMED

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CHRYSLER CORPORATION



                                 By       R. J. Eaton
                                    ----------------------------
                                          R. J. EATON
                                       Chairman of the Board
                                     and Chief Executive Officer
                                          February 2, 1995


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal executive officers:


R. J. Eaton                                 Chairman of the Board                February 2, 1995
- -----------                                 and Chief Executive Officer
R. J. EATON

R. A. Lutz                                  President and Chief                  February 2, 1995
- ----------                                  Operating Officer
R. A. LUTZ

Principal financial officer:


G. C. Valade                                Executive Vice President and         February 2, 1995
- ------------                                Chief Financial Officer
G. C. VALADE

Principal accounting officer:

 J. D. Donlon, III                          Vice President and                   February 2, 1995
 -----------------                          Controller
 J. D. DONLON, III

                                                                       CONFORMED

                                   SIGNATURES

Board of Directors:


Lilyan H. Affinito            *                 Director                February 2, 1995
- ------------------
LILYAN H. AFFINITO


Robert E. Allen               *                 Director                February 2, 1995
- ---------------
ROBERT E. ALLEN


Joseph E. Antonini            *                 Director                February 2, 1995
- ------------------
JOSEPH E. ANTONINI


Joseph A. Califano, Jr.       *                 Director                February 2, 1995
- -----------------------
JOSEPH A. CALIFANO, JR.


Thomas G. Denomme             *                 Director                February 2, 1995
- -----------------
THOMAS G. DENOMME


Robert J. Eaton               *                 Director                February 2, 1995
- ---------------
ROBERT J. EATON


Earl G. Graves                *                 Director                February 2, 1995
- --------------
EARL G. GRAVES


Kent Kresa                    *                 Director                February 2, 1995
- ----------
KENT KRESA


Robert J. Lanigan             *                 Director                February 2, 1995
- -----------------
ROBERT J. LANIGAN


Robert A. Lutz                *                 Director                February 2, 1995
- --------------
ROBERT A. LUTZ


Peter A. Magowan              *                 Director                February 2, 1995
- ----------------
PETER A. MAGOWAN


Malcolm T. Stamper            *                 Director                February 2, 1995
- ------------------
MALCOLM T. STAMPER


Lynton R. Wilson              *                 Director                February 2, 1995
- ----------------
LYNTON R. WILSON


                                        * By          R. D. Houtman
                                             -------------------------------
                                                      R. D. HOUTMAN
                                                     Attorney-in-Fact
                                                     February 2, 1995