Form 10-Q
period 1995-03-31
CHRYSLER CORP /DE
filed 1995-04-13
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended         March 31, 1995
                              ------------------------------

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

Commission file number      1-9161
                      ------------------

                             CHRYSLER CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           STATE OF DELAWARE                                      38-2673623
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


   12000 Chrysler Drive, Highland Park, Michigan                  48288-0001
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


                                (313) 956-5741
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The registrant had 369,075,109 shares of common stock outstanding as of March 31, 1995.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX


                                                                                          PAGE NO.
                                                                                          --------
Part I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements                                                   1-4

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                          5-9


Part II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                                       9

         Item 5.     Other Information                                                     10-12

         Item 6.     Exhibits and Reports on Form 8-K                                        13

Signature Page                                                                               14

Exhibit Index                                                                                15

                                                   PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS
               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
               For the Three Months Ended March 31, 1995 and 1994
                            (In millions of dollars)

                                                                                 1995               1994
                                                                             ------------       ------------
Sales of manufactured products                                               $    12,829        $    12,551
Finance and insurance income                                                         380                344
Other income                                                                         404                329
                                                                             -----------        -----------
                                                        TOTAL REVENUES            13,613             13,224
                                                                             -----------        -----------

Costs, other than items below                                                     10,516              9,606
Depreciation of property and equipment                                               271                277
Amortization of special tools                                                        292                230
Selling and administrative expenses                                                1,008                955
Pension expense                                                                      105                177
Nonpension postretirement benefit expense                                            206                203
Interest expense                                                                     245                233
                                                                             -----------        -----------
                                                        TOTAL EXPENSES            12,643             11,681
                                                                             -----------        -----------

                                          EARNINGS BEFORE INCOME TAXES               970              1,543
Provision for income taxes                                                           378                605
                                                                             -----------        -----------

                                                          NET EARNINGS       $       592        $       938
Preferred stock dividends                                                             14                 20
                                                                             -----------        -----------
                                          NET EARNINGS ON COMMON STOCK       $       578        $       918
                                                                             ===========        ===========

                                                                           (In dollars or millions of shares)
PRIMARY EARNINGS PER COMMON SHARE                                            $      1.59        $      2.55
                                                                             ===========        ===========

Average common and dilutive equivalent shares outstanding                          362.5              360.1


FULLY DILUTED EARNINGS PER COMMON SHARE                                      $      1.46        $      2.30
                                                                             ===========        ===========

Average common and dilutive equivalent shares outstanding                          404.3              408.3


DIVIDENDS DECLARED PER COMMON SHARE                                          $      0.40        $      0.20


See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)

                                                                    1995                      1994
                                                                -------------    ------------------------------
                                                                  March 31          Dec. 31         March 31
                                                                -------------    -------------    -------------
                                                                 (unaudited)                       (unaudited)
ASSETS:
Cash and cash equivalents                                       $     4,042      $     5,145      $     5,385
Marketable securities                                                 4,292            3,226            1,105
Accounts receivable, net - trade and other                            1,851            1,695            1,730
Inventories (Note 2)                                                  3,649            3,356            3,462
Prepaid taxes, pension and other expenses                             1,191            1,330              773
Finance receivables, retained interests in sold
   receivables and other related amounts                             13,141           12,433           11,359
Property and equipment                                               11,302           11,073            9,570
Special tools                                                         3,629            3,643            3,371
Intangible assets                                                     2,141            2,162            4,304
Deferred tax assets                                                     418              395            1,879
Other assets                                                          5,094            5,081            2,720
                                                                -----------      -----------      -----------
                                                TOTAL ASSETS    $    50,750      $    49,539      $    45,658
                                                                ===========      ===========      ===========

LIABILITIES:
Accounts payable                                                $     7,996      $     7,826      $     7,094
Short-term debt                                                       4,437            4,645            3,687
Payments due within one year on long-term debt                          760              811            1,196
Accrued liabilities and expenses                                      5,695            5,582            5,061
Long-term debt                                                        8,642            7,650            7,343
Accrued noncurrent employee benefits                                  8,800            8,595           10,065
Other noncurrent liabilities                                          3,597            3,736            3,547
                                                                -----------      -----------      -----------
                                           TOTAL LIABILITIES         39,927           38,845           37,993
                                                                -----------      -----------      -----------

SHAREHOLDERS' EQUITY:  (shares in millions)  (Notes 5, 6 and 7)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued and outstanding:  1995 and 1994 - 0.9 and 1.7 shares, respectively  (aggregate liquidation preference $478 million
    and $863 million, respectively)                                       1                2                2
Common stock - $1 per share par value; authorized
    1,000.0 shares; issued: 1995 and 1994 - 385.4 and 364.1
    shares, respectively                                                385              364              364
Additional paid-in capital                                            5,540            5,536            5,532
Retained earnings                                                     5,462            5,006            1,996
Treasury stock - at cost:  1995 - 16.4 shares;
    1994 - 9.0 and 10.0 shares, respectively                           (565)            (214)            (229)
                                                                -----------      -----------      -----------
                                  TOTAL SHAREHOLDERS' EQUITY         10,823           10,694            7,665
                                                                -----------      -----------      -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    50,750      $    49,539      $    45,658
                                                                ===========      ===========      ===========


See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
               For the Three Months Ended March 31, 1995 and 1994
                            (In millions of dollars)

                                                                                   1995               1994
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                   $       592        $       938
Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                      563                507
    Provision for credit losses                                                         88                 48
    Deferred income taxes                                                              119                287
    Change in receivables                                                              334               (889)
    Change in inventories                                                             (294)               144
    Change in prepaid expenses and other assets                                         44                 18
    Change in accounts payable and accrued and other liabilities                       324                439
    Other                                                                               74                  7
                                                                               -----------        -----------
                                 NET CASH PROVIDED BY OPERATING ACTIVITIES           1,844              1,499
                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                              (2,114)            (1,097)
    Sales and maturities of marketable securities                                    1,072              1,038
    Finance receivables acquired                                                    (5,925)            (4,383)
    Finance receivables collected                                                    1,138                762
    Proceeds from sales of finance receivables                                       3,587              3,326
    Expenditures for property and equipment                                           (617)              (464)
    Expenditures for special tools                                                    (245)              (148)
    Other                                                                              (73)               126
                                                                               -----------        -----------
                                     NET CASH USED IN INVESTING ACTIVITIES          (3,177)              (840)
                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in short-term debt (less than 90-day maturities)                           (208)               390
    Proceeds from long-term borrowings                                               1,470                610
    Payments on long-term borrowings                                                  (538)              (226)
    Repurchase of common stock  (Note 6)                                              (338)               --
    Dividends paid                                                                    (162)               (91)
    Other                                                                                6                  3
                                                                               -----------        -----------
                                 NET CASH PROVIDED BY FINANCING ACTIVITIES             230                686
                                                                               -----------        -----------

Change in cash and cash equivalents
                                                                                    (1,103)             1,345
Cash and cash equivalents at beginning of period                                     5,145              4,040
                                                                               -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     4,042        $     5,385
                                                                               ===========        ===========


See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Chrysler for the three months ended March 31, 1995 and 1994 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three months ended March 31, 1995 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1994. Amounts for 1994 have been reclassified to conform with current period classifications.

NOTE 2.  INVENTORIES

Inventories, summarized by major classification, were as follows:

                                                                   1995                      1994
                                                               -------------    ------------------------------
                                                                 March 31          Dec. 31         March 31
                                                               -------------    -------------    -------------
                                                                          (In millions of dollars)
Finished products, including service parts                      $     1,235      $     1,145      $     1,013
Raw materials, finished production parts and supplies                 1,344            1,223            1,138
Vehicles held for short-term lease                                    1,070              988            1,311
                                                                -----------      -----------      -----------
                                                      TOTAL     $     3,649      $     3,356      $     3,462
                                                                ===========      ===========      ===========

NOTE 3.  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1995, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These new accounting standards require creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The implementation of these new accounting standards did not have a material impact on Chrysler's consolidated operating results or financial position.

NOTE 4.  SALES OF AUTOMOTIVE ASSETS AND INVESTMENTS

During the first quarter of 1994, Chrysler sold its wiring harness operations and entered into a long-term supply agreement with the purchaser. Aggregate net proceeds from the sale and the supply agreement were $222 million. The related pretax gain of $196 million was deferred and is being recognized over the five-year term of the supply agreement.

NOTE 5.  PREFERRED STOCK CONVERSION

During the first quarter of 1995, holders of the Series A Convertible Preferred Stock converted 769,597 shares of Preferred Stock into 21.4 million shares of common stock.

NOTE 6.  COMMON STOCK REPURCHASE

In December 1994, Chrysler's Board of Directors approved a $1 billion common stock repurchase program, subject to market and business conditions. During the first quarter of 1995, Chrysler repurchased 8.6 million shares of its common stock under this program at a cost of $369 million (including $31 million in unsettled repurchases).

NOTE 7.  SUBSEQUENT EVENT

On April 12, 1995, Tracinda Corporation ("Tracinda"), which owns approximately 10 percent of the outstanding common stock of Chrysler, sent the Company a letter proposing to acquire the remaining 90 percent of Chrysler's common stock at $55 per share. Chrysler's Board of Directors stated that the Company is not for sale and that the letter received from Tracinda would be reviewed by the Company's Board of Directors and with the Company's financial and legal advisors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $970 million for the first quarter of 1995, compared with $1,543 million for the first quarter of 1994. Net earnings for the first quarter of 1995 were $592 million, or $1.59 per common share, compared with $938 million, or $2.55 per common share, in the first quarter of 1994.

     The lower operating results in the first quarter of 1995 compared to the first quarter of 1994 resulted primarily from lost production and costs associated with the model changeover and launch of Chrysler's all-new minivans, costs associated with the voluntary minivan owner service action, higher material costs, a lower mix of higher-margin vehicles, and lower factory unit sales in Mexico. Production losses and costs associated with the model changeover and launch of the all-new minivans will continue through the second quarter of 1995.

     Chrysler's worldwide factory car and truck sales for the three months ended March 31, 1995 were 714,765 units, a 3 percent decrease from the first quarter of 1994. Combined U.S. and Canadian dealers' days supply of vehicle inventory was 66 days at March 31, 1995, as compared to 50 days at March 31, 1994.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplace. In the first quarter of 1995, U.S. and Canada vehicle industry retail sales, on a Seasonally Adjusted Annual Rate basis, were 16.5 million cars and trucks, compared to 17.2 million units for the first quarter of 1994, a decrease of 4 percent. This decrease is primarily due to a slowdown in economic growth and higher interest rates, which resulted in Chrysler increasing retail incentives in the first quarter of 1995 and lowering 1995 planned production. The higher incentives will likely continue throughout the 1995 model year.

     Chrysler's U.S. and Canada combined retail car and truck market share for
the first quarter of 1995 was lower than the first quarter of 1994.   Increases
in car market share were offset by decreases in truck market share in the first quarter of 1995, as shown in the following table:

                                                                   First Quarter
                                                   ----------------------------------------------
                                                                                       Increase/
                                                      1995             1994           (Decrease)
                                                   -----------      -----------       ----------
         U.S. Retail Market(1):
           Car sales                                    214,036          213,982               54
           Car market share                               10.6%             9.8%             0.8%
           Truck sales                                  310,544          351,233         (40,689)
           Truck market share                             20.2%            23.2%           (3.0)%
           Combined car and truck sales                 524,580          565,215         (40,635)
           Combined car and truck market share            14.7%            15.3%           (0.6)%

         U.S. and Canada Retail Market(1):
           Combined car and truck sales                 573,132          625,295         (52,163)
           Combined car and truck market share            15.0%            15.7%           (0.7)%

         ______________________
         (1) All retail sale and market share data include fleet sales.

     Chrysler's U.S. car market share increased in the first quarter of 1995 as compared to the first quarter of 1994 as a result of increased sales of Chrysler's midsize sedans and coupes. The decrease in Chrysler's U.S. truck market share for the first quarter of 1995 as compared to first quarter of 1994 reflects a decline in minivan and Jeep(R) sales, partially offset by an increase in pickup truck sales. Chrysler's all-new 1996 minivans will be introduced in the second quarter of 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL REVIEW - CONTINUED

     Pretax earnings of Chrysler Financial Corporation ("CFC") for the first quarter of 1995 and 1994 were $109 million and $75 million, respectively. The improved results in the first quarter of 1995 compared to the first quarter of 1994 were primarily the result of higher levels of automotive financing and lower bank costs partially offset by continuing interest rate pressure on automotive consumer lending margins. CFC reported net earnings of $69 million and $47 million for the first quarter of 1995 and 1994, respectively.

     Sales of Chrysler vehicles manufactured in Mexico and exported to the U.S. and Canada in the first quarter of 1995 increased 5 percent from the first quarter of 1994, to 35,400 vehicles. Due to the impact of the devaluation of the peso, vehicles manufactured in Mexico and sold in Mexico decreased to 5,800 units in the first quarter of 1995 from 24,400 units in the first quarter of 1994. The impact of the lower sales in Mexico was partially offset by increased profits on sales of vehicles manufactured in Mexico and exported to the U.S. and Canada. Sales in Mexico of vehicles manufactured in the U.S. and Canada were not significant in the first quarter of 1995 and 1994. Chrysler cannot predict the extent that the devaluation of the peso and the resulting uncertainty surrounding the Mexican economic and political environments will have on its operating results in 1995.

     The National Highway Traffic Safety Administration ("NHTSA") conducted an engineering analysis of the rear liftgate latches on all Chrysler 1984-1994 model year minivans. Although NHTSA has not concluded that the rear liftgate latches are defective, to alleviate customer concerns, Chrysler announced in the first quarter of 1995, a voluntary owner service action to replace the rear liftgate latches on all of its 1984-1994 minivans. Chrysler believes that this service action will conclude this matter. The estimated pretax cost of the voluntary owner service action of $115 million is included in first quarter results.

     Chrysler has benefitted from several economic factors over the past few years, including: (1) continuing economic recoveries and relatively strong automobile sales in the U.S. and Canada, where Chrysler's sales are concentrated, (2) a cost advantage in comparison to vehicles manufactured in Japan (or vehicles containing significant material components manufactured in Japan) as a result of favorable exchange rates between the Japanese yen and the U.S. dollar, and (3) a shift in U.S. and Canada consumer preferences toward trucks, as Chrysler manufactures a higher proportion of trucks to total vehicles than its principal competitors in the U.S. and Canada. A significant deterioration of any of these factors could adversely affect Chrysler's operating results.

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the three months ended March 31, 1995 and 1994 were as follows:

                                                                          First Quarter
                                                                -----------------------------------
                                                                                         Increase/
                                                                  1995         1994     (Decrease)
                                                                --------     --------   ----------
                                                                      (In millions of dollars)
Sales of manufactured products                                  $ 12,829     $ 12,551           2%
Finance and insurance income                                         380          344          10%
Other income                                                         404          329          23%
                                                                --------     --------
   Total revenues                                               $ 13,613     $ 13,224           3%
                                                                ========     ========


     The increase in sales of manufactured products in the first quarter of 1995 primarily reflects an increase in average revenue per unit, net of sales incentives, from $16,823 in the first quarter of 1994 to $17,758 in the first quarter of 1995, partially offset by a 3 percent decrease in factory unit sales in the first quarter of 1995.

     The increase in finance and insurance income in the first quarter of 1995, as compared to the first quarter of 1994, was primarily attributable to higher levels of automotive financing volume. Total automotive financing volume in the first quarter of 1995 and 1994 was $20.5 billion and $17.1 billion, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - CONTINUED

     Financing support provided in the U.S. by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the three months ended March 31, 1995 and 1994 were as follows:

                                                                                          First Quarter
                                                                                       ---------------------
                                                                                         1995         1994
                                                                                       ---------    --------
U.S. penetration:
   Retail                                                                                  30%         24%
   Wholesale                                                                               72%         71%
Number of new Chrysler vehicles financed
  in the U.S. (in thousands):
   Retail                                                                                  159         137
   Wholesale                                                                               427         423

     The increase in other income for the three months ended March 31, 1995 as compared to the first quarter of 1994, was principally due to increased automotive interest income resulting from higher cash, cash equivalents and marketable securities balances and higher interest rates.

     Total expenses for the first quarter of 1995 and 1994 were as follows:

                                                                                       First Quarter
                                                                           --------------------------------------
                                                                                                        Increase/
                                                                               1995          1994      (Decrease)
                                                                           -----------   -----------   ----------
                                                                                   (In millions of dollars)
Costs, other than items below                                              $   10,516    $    9,606           9%
Depreciation of property and
   equipment                                                                      271           277         (2)%
Amortization of special tools                                                     292           230          27%
Selling and administrative expenses                                             1,008           955           6%
Pension expense                                                                   105           177        (41)%
Nonpension postretirement
   benefit expense                                                                206           203           1%
Interest expense                                                                  245           233           5%
                                                                           ----------    ----------
   Total expenses                                                          $   12,643    $   11,681           8%
                                                                           ==========    ==========


     Costs, other than items below increased in the first quarter of 1995, as compared with the first quarter of 1994, primarily as a result of increased product costs, costs associated with the changeover and launch of Chrysler's all-new minivans and the voluntary minivan owner service action, partially offset by the effect of a 3 percent decrease in factory unit sales. The increase in product costs resulted from higher material costs and increased product content. Costs, other than items below were 82 percent and 77 percent of sales of manufactured products for the three months ended March 31, 1995 and 1994, respectively.

     Depreciation of property and equipment for the first quarter of 1995 decreased as compared to the first quarter of 1994. Decreases resulting from the second quarter 1994 revisions to the estimated service lives of certain classes of property and equipment were partially offset by increases resulting from Chrysler's facility modernization program.

     Special tooling amortization increased in the first quarter of 1995, as compared with the first quarter of 1994, primarily as a result of the shortening of the remaining service lives of certain special tools in the second quarter of 1994.

     The increase in selling and administrative expenses for the first quarter of 1995, as compared to the first quarter of 1994, was principally due to increased advertising related to the introductions of the all-new sedans, Chrysler Cirrus/Dodge Stratus and midsize coupes, Chrysler Sebring/Dodge Avenger.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - CONTINUED

     Pension expense for the first quarter of 1995 decreased as compared to the first quarter of 1994 due to improved funding of the pension plans and an increase in the discount rate used to determine pension expense.

     The increase in interest expense for the first quarter of 1995 was primarily due to higher average CFC borrowings. CFC's average effective cost of borrowings was 7.9 percent and 8.4 percent in the first quarter of 1995 and 1994, respectively. This improvement in the average effective borrowing costs reflects lower bank facility costs and higher levels of commercial paper.


                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's combined cash, cash equivalents and marketable securities totaled $8.3 billion at March 31, 1995 (including $1.0 billion held by CFC), a slight decrease from December 31, 1994. The decrease in the first quarter of 1995 was the result of profit-based employee payments, capital expenditures, debt repayments and common stock repurchases, largely offset by cash generated by operating activities.

     In December 1994, Chrysler's Board of Directors approved a $1 billion common stock repurchase program, subject to market and business conditions. During the first quarter of 1995, Chrysler repurchased 8.6 million shares of its common stock under this program at a cost of $369 million (including $31 million in unsettled repurchases). Additionally, in the first quarter of 1995, holders of the Series A Convertible Preferred Stock converted 769,597 shares of Preferred Stock into 21.4 million shares of common stock.

     At March 31, 1995, Chrysler (excluding CFC), had debt maturities totaling $95 million through 1997. During the first quarter of 1995, Chrysler redeemed $300 million of its 13% Debentures Due 1997 and repaid $163 million of other debt. At March 31, 1995, Chrysler had a $1.7 billion revolving credit agreement which expires in July 1999. None of the commitment was drawn upon during the first quarter of 1995. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its capital expenditure, debt maturity, common stock repurchase and other funding requirements.

     Chrysler's ability to market its products successfully depends significantly on the availability of vehicle financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet customers, both of which CFC provides.

     Receivable sales continued to be a significant source of funding in the first quarter of 1995 as CFC realized $1.1 billion of net proceeds from the sale of automotive retail receivables, compared to $1.7 billion of net proceeds in the first quarter of 1994. In addition, CFC's revolving wholesale receivable sale arrangements provided funding which aggregated $5.8 billion and $4.6 billion at March 31, 1995 and 1994, respectively.

     At March 31, 1995, CFC had U.S. and Canadian credit facilities totaling $5.2 billion and receivable sale agreements totaling $1.7 billion. At March 31, 1995, no amounts were outstanding under CFC's U.S. and Canadian revolving credit or receivable sale agreements. During the first quarter of 1995, CFC began the process of negotiating the early replacement of its U.S. and Canadian revolving credit facilities and receivable sale agreements.

     At March 31, 1995, CFC had contractual debt maturities of $4.9 billion during the remainder of 1995 (including $4.1 billion of short-term notes) and $1.6 billion in 1996. CFC believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.


                                SUBSEQUENT EVENT

     On April 12, 1995, Tracinda Corporation ("Tracinda"), which owns approximately 10 percent of the outstanding common stock of Chrysler, sent the Company a letter proposing to acquire the remaining 90 percent of Chrysler's common stock at $55 per share. Chrysler's Board of Directors stated that the Company is not for sale and that the letter received from Tracinda would be reviewed by the Company's Board of Directors and with the Company's financial and legal advisors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

                       REVIEW BY INDEPENDENT ACCOUNTANTS

      Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1995 and 1994 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.



                          PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      The State of Wisconsin filed a lawsuit against Chrysler Outboard Corporation, a Chrysler subsidiary now known as Beaver Dam Products Corporation, in February 1995 alleging improper disposal of hazardous waste in 1969. This lawsuit, which seeks unspecified damages, may result in the imposition of civil penalties in excess of $100,000.

Item 5. OTHER INFORMATION
                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                       STATEMENT OF EARNINGS (unaudited)
               For the Three Months Ended March 31, 1995 and 1994
                            (In millions of dollars)


                                                                                 1995               1994
                                                                             ------------       ------------
Sales of manufactured products                                               $    12,945        $    12,634
Equity in earnings of unconsolidated subsidiaries and affiliates                      97                 50
Interest and other income                                                            121                 55
                                                                             -----------        -----------
                                                          TOTAL REVENUES          13,163             12,739
                                                                             -----------        -----------

Costs, other than items below                                                     10,429              9,518
Depreciation of property and equipment                                               254                255
Amortization of special tools                                                        292                230
Selling and administrative expenses                                                  852                764
Pension expense                                                                      103                175
Nonpension postretirement benefit expense                                            204                202
Interest expense                                                                      59                 52
                                                                             -----------        -----------
                                                          TOTAL EXPENSES          12,193             11,196
                                                                             -----------        -----------

                                            EARNINGS BEFORE INCOME TAXES             970              1,543
Provision for income taxes                                                           378                605
                                                                             -----------        -----------

                                                            NET EARNINGS     $       592        $       938
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

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                           BALANCE SHEET (unaudited)
                            (In millions of dollars)

                                                                       1995                      1994
                                                                   -------------    ------------------------------
                                                                     March 31          Dec. 31         March 31
                                                                   -------------    -------------    -------------
ASSETS:
Cash and cash equivalents                                          $      3,716     $      4,972     $      5,185
Marketable securities                                                     3,569            2,643              751
Accounts receivable, net - trade and other                                  610              459              959
Inventories                                                               2,842            2,645            2,416
Prepaid taxes, pension and other expenses                                 1,123            1,272              680
Property and equipment                                                   10,584           10,347            8,921
Special tools                                                             3,629            3,643            3,371
Investments in and advances to unconsolidated subsidiaries
    and affiliated companies                                              3,662            3,642            3,688
Intangible assets                                                         1,769            1,781            3,864
Deferred tax assets                                                       1,940            1,951            3,363
Other assets                                                              4,750            4,722            2,089
                                                                   ------------     ------------     ------------
                                                   TOTAL ASSETS    $     38,194     $     38,077     $     35,287
                                                                   ============     ============     ============

LIABILITIES:
Accounts payable                                                   $      7,569     $      7,403     $      6,592
Short-term debt                                                             141              140              103
Payments due within one year on long-term debt                               27              187              547
Accrued liabilities and expenses                                          5,429            5,333            4,785
Long-term debt                                                            1,803            2,097            2,124
Accrued noncurrent employee benefits                                      8,745            8,547           10,013
Other noncurrent liabilities                                              3,657            3,676            3,458
                                                                   ------------     ------------     ------------
                                              TOTAL LIABILITIES          27,371           27,383           27,622
                                                                   ------------     ------------     ------------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued and outstanding:  1995 and 1994 - 0.9 and 1.7 shares, respectively (aggregate liquidation preference - $478 million
    and $863 million, respectively)                                           1                2                2
Common stock - $1 per share par value; authorized 1,000.0 shares;
    issued: 1995 and 1994 - 385.4 and 364.1 shares, respectively            385              364              364
Additional paid-in capital                                                5,540            5,536            5,532
Retained earnings                                                         5,462            5,006            1,996
Treasury stock - at cost:  1995 - 16.4 shares;
    1994 - 9.0 and 10.0 shares, respectively                               (565)            (214)            (229)
                                                                   ------------     ------------     ------------
                                     TOTAL SHAREHOLDERS' EQUITY          10,823           10,694            7,665
                                                                   ------------     ------------     ------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $     38,194     $     38,077     $     35,287
                                                                   ============     ============     ============


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

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATION ON AN EQUITY BASIS)
                      STATEMENT OF CASH FLOWS (unaudited)
               For the Three Months Ended March 31, 1995 and 1994
                            (In millions of dollars)


                                                                                 1995                 1994
                                                                             ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                 $       592          $       938
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                     546                  485
   Equity in earnings of unconsolidated subsidiaries and affiliates                  (97)                 (50)
   Deferred income taxes                                                             119                  287
   Change in accounts receivable                                                    (147)                (155)
   Change in inventories                                                            (198)                  44
   Change in prepaid expenses and other assets                                        44                   (7)
   Change in accounts payable and accrued and other liabilities                      477                  531
   Other                                                                             131                   27
                                                                             -----------          -----------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES           1,467                2,100
                                                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                             (1,645)                (685)
   Sales and maturities of marketable securities                                     732                  634
   Expenditures for property and equipment                                          (565)                (426)
   Expenditures for special tools                                                   (245)                (148)
   Other                                                                             (44)                  29
                                                                             -----------          -----------
                                   NET CASH USED IN INVESTING ACTIVITIES          (1,767)                (596)
                                                                             -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt (less than 90-day maturities)                             1                    3
   Proceeds from long-term borrowings                                                 --                    1
   Payments on long-term borrowings                                                 (463)                 (12)
   Repurchase of common stock                                                       (338)                  --
   Dividends paid                                                                   (162)                 (91)
   Other                                                                               6                    3
                                                                             -----------          -----------
                                   NET CASH USED IN FINANCING ACTIVITIES            (956)                 (96)
                                                                             -----------          -----------

Change in cash and cash equivalents                                               (1,256)               1,408
Cash and cash equivalents at beginning of period                                   4,972                3,777
                                                                             -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     3,716          $     5,185
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

(b)   Reports on Form 8-K
        There were no reports on Form 8-K filed during the three months ended March 31, 1995.

                                                               CONFORMED





                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CHRYSLER CORPORATION
                                        -----------------------------
                                               (Registrant)




Date:     April 13, 1995             By       J. D. Donlon, III
     ------------------------           -----------------------------
                                              J. D. Donlon, III
                                        Vice President and Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX

                   For Quarterly Report on Form 10-Q for the
                     Quarterly Period Ended March 31, 1995


 EXHIBIT
 -------

   11        Statement regarding computation of earnings per common share.
             (Filed with this report.)

   15A Letter, dated April 13, 1995, re unaudited interim information. (Filed with this report.)

   15B Letter, dated April 13, 1995, re unaudited interim information. (Filed with this report.)

   27        Financial Data Schedule for three months ended March 31, 1995