Form 10-Q
period 1995-06-30
CHRYSLER CORP /DE
filed 1995-07-18
CIK 791269

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/                     QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, OR

/ /                    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                               SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 1-9161

                              CHRYSLER CORPORATION
             (Exact name of registrant as specified in its charter)

              STATE OF DELAWARE                        38-2673623
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification No.)

12000 CHRYSLER DRIVE, HIGHLAND PARK, MICHIGAN          48288-0001
   (Address of principal executive offices)            (Zip Code)

                                 (313) 956-5741
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__      No _____

     The registrant had 382,436,427 shares of common stock outstanding as of June 30, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements.....................................................     1-5
  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................     6-10

Part II. OTHER INFORMATION
  Item 1. Legal Proceedings........................................................    10-11
  Item 4. Submission of Matters to a Vote of Security Holders......................      12
  Item 5. Other Information........................................................    13-15
  Item 6. Exhibits and Reports on Form 8-K.........................................      16

Signature Page.....................................................................      17

Exhibit Index......................................................................      18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           ------------------    ------------------
                                                            1995       1994       1995       1994
                                                           -------    -------    -------    -------
                                                                   (IN MILLIONS OF DOLLARS)
Sales of manufactured products..........................   $11,653    $12,369    $24,482    $24,920
Finance and insurance income............................       408        332        788        676
Other income............................................       455        383        859        712
                                                           -------    -------    -------    -------
     TOTAL REVENUES.....................................    12,516     13,084     26,129     26,308
                                                           -------    -------    -------    -------
Costs, other than items below...........................     9,817      9,375     20,333     18,981
Depreciation of property and equipment..................       268        232        539        509
Amortization of special tools...........................       322        276        614        506
Selling and administrative expenses.....................     1,076        997      2,084      1,952
Pension expense.........................................        95        158        200        335
Nonpension postretirement benefit expense...............       198        204        404        407
Interest expense........................................       270        249        515        482
Special plant provision (Note 8)........................       232         --        232         --
                                                           -------    -------    -------    -------
     TOTAL EXPENSES.....................................    12,278     11,491     24,921     23,172
                                                           -------    -------    -------    -------
     EARNINGS BEFORE INCOME TAXES.......................       238      1,593      1,208      3,136
Provision for income taxes..............................       103        637        481      1,242
                                                           -------    -------    -------    -------
     NET EARNINGS.......................................   $   135    $   956    $   727    $ 1,894
Preferred stock dividends...............................         3         20         17         40
                                                           -------    -------    -------    -------
     NET EARNINGS ON COMMON STOCK.......................   $   132    $   936    $   710    $ 1,854
                                                           =======    =======    =======    =======
                                                                 (IN DOLLARS OR MILLIONS OF SHARES)
PRIMARY EARNINGS PER COMMON SHARE.......................   $  0.35    $  2.61    $  1.92    $  5.16
                                                           =======    =======    =======    =======
Average common and dilutive equivalent shares
  outstanding...........................................     378.7      359.1      370.7      359.6
FULLY DILUTED EARNINGS PER COMMON SHARE.................   $  0.34    $  2.35    $  1.81    $  4.64
                                                           =======    =======    =======    =======
Average common and dilutive equivalent shares
  outstanding...........................................     390.2      407.5      400.8      407.9
DIVIDENDS DECLARED PER COMMON SHARE.....................   $  0.50    $  0.25    $  0.90    $  0.45

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                      1995                   1994
                                                                   -----------    ---------------------------
                                                                     JUNE 30      DECEMBER 31       JUNE 30
                                                                   -----------    ------------    -----------
                                                                   (UNAUDITED)                    (UNAUDITED)


                                                                            (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents.......................................     $ 4,008        $  5,145        $ 5,654
Marketable securities...........................................       3,828           3,226          1,212
Accounts receivable -- trade and other..........................       2,189           1,695          1,915
Inventories (Note 2)............................................       3,680           3,356          3,430
Prepaid taxes, pension and other expenses.......................         950           1,330            693
Finance receivables, retained interests in sold receivables and
  other related amounts.........................................      12,496          12,433         11,401
Property and equipment..........................................      11,637          11,073          9,942
Special tools...................................................       3,449           3,643          3,378
Intangible assets...............................................       2,124           2,162          4,276
Deferred tax assets.............................................         343             395          1,559
Other assets....................................................       5,343           5,081          2,642
                                                                   -----------    ------------    -----------
      TOTAL ASSETS..............................................     $50,047        $ 49,539        $46,102
                                                                   ===========    ============    ===========
LIABILITIES:
Accounts payable................................................     $ 7,739        $  7,826        $ 7,190
Short-term debt.................................................       3,689           4,645          3,781
Payments due within one year on long-term debt..................       1,472             811          1,110
Accrued liabilities and expenses................................       5,725           5,582          4,891
Long-term debt..................................................       8,119           7,650          7,361
Accrued noncurrent employee benefits............................       8,941           8,595          9,659
Other noncurrent liabilities....................................       3,852           3,736          3,606
                                                                   -----------    ------------    -----------
      TOTAL LIABILITIES.........................................      39,537          38,845         37,598
                                                                   -----------    ------------    -----------
SHAREHOLDERS' EQUITY: (shares in millions)
  (Notes 5, 6 and 7)
Preferred stock -- $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued and
  outstanding: 1995 and 1994 -- 0.3 and 1.7 shares, respectively
  (aggregate liquidation preference $128 million and $863
  million, respectively)........................................           *               2              2
Common stock -- $1 per share par value; authorized 1,000.0
  shares; issued: 1995 and 1994 -- 404.9 shares and 364.1
  shares, respectively..........................................         405             364            364
Additional paid-in capital......................................       5,503           5,536          5,532
Retained earnings...............................................       5,414           5,006          2,834
Treasury stock -- at cost: 1995 -- 22.5 shares; 1994 -- 9.0 and
  9.9 shares, respectively......................................        (812)           (214)          (228)
                                                                   -----------    ------------    -----------
      TOTAL SHAREHOLDERS' EQUITY................................      10,510          10,694          8,504
                                                                   -----------    ------------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................     $50,047        $ 49,539        $46,102
                                                                   ===========    ============    ===========

- -------------------------
* Less than $1 million

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                              1995       1994
                                                                            --------    -------
                                                                              (IN MILLIONS OF
                                                                                 DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.............................................................   $    727    $ 1,894
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization..........................................      1,153      1,015
  Special plant provision (Note 8).......................................        232         --
  Provision for credit losses............................................        189         90
  Deferred income taxes..................................................        111        659
  Change in receivables..................................................      1,196       (581)
  Change in inventories..................................................       (325)       160
  Change in prepaid expenses and other assets............................       (185)        81
  Change in accounts payable and accrued and other liabilities...........        579         81
  Other..................................................................        140         44
                                                                            --------    -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES.........................      3,817      3,443
                                                                            --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.....................................     (3,195)    (1,857)
  Sales and maturities of marketable securities..........................      2,640      1,680
  Finance receivables acquired...........................................    (12,291)    (9,577)
  Finance receivables collected..........................................      2,834      2,050
  Proceeds from sales of finance receivables.............................      7,288      6,702
  Expenditures for property and equipment................................     (1,415)    (1,117)
  Expenditures for special tools.........................................       (431)      (438)
  Other..................................................................        367        112
                                                                            --------    -------
       NET CASH USED IN INVESTING ACTIVITIES.............................     (4,203)    (2,445)
                                                                            --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)................       (956)       484
  Proceeds from long-term borrowings.....................................      1,833        703
  Payments on long-term borrowings.......................................       (714)      (393)
  Repurchase of common stock (Note 6)....................................       (608)        --
  Dividends paid.........................................................       (322)      (182)
  Other..................................................................         16          4
                                                                            --------    -------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............       (751)       616
                                                                            --------    -------
Change in cash and cash equivalents......................................     (1,137)     1,614
Cash and cash equivalents at beginning of period.........................      5,145      4,040
                                                                            --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................   $  4,008    $ 5,654
                                                                            ========    =======

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Chrysler for the three and six months ended June 30, 1995 and 1994 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1994. Amounts for 1994 have been reclassified to conform with current period classifications.

NOTE 2. INVENTORIES

     Inventories, summarized by major classification, were as follows:

                                                                    1995              1994
                                                                  -------    -----------------------
                                                                   JUNE 30   DECEMBER 31     JUNE 30
                                                                  --------   ------------    -------
                                                                       (IN MILLIONS OF DOLLARS)
Finished products, including service parts......................   $1,197       $1,145       $  993
Raw materials, finished production parts and supplies...........    1,410        1,223        1,143
Vehicles held for short-term lease..............................    1,073          988        1,294
                                                                   ------    ------------    ------
     TOTAL......................................................   $3,680       $3,356       $3,430
                                                                   ======    ==========      ======

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1995, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- -- Income Recognition and Disclosures." These new accounting standards require creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The implementation of these new accounting standards did not have a material impact on Chrysler's consolidated operating results or financial position.

NOTE 4. SALES OF AUTOMOTIVE ASSETS AND INVESTMENTS

     Chrysler sold its wiring harness operations and certain of its soft trim operations in the first and second quarters of 1994, respectively, and entered into long-term supply agreements with each of the purchasers. Aggregate net proceeds from the sales and the supply agreements were $315 million. The related pretax gains of $254 million were deferred and are being recognized over the periods of the respective supply agreements.

NOTE 5. PREFERRED STOCK CONVERSION AND SUPPLEMENTARY EARNINGS PER SHARE DATA

     During the second quarter and the first six months of 1995, holders of the Series A Convertible Preferred Stock converted 699,575 and 1,469,172 shares, respectively, of preferred stock into 19.4 and 40.8 million shares of common stock, respectively. Primary earnings per common share for the second quarter and the first six months of 1995 were calculated based upon a weighted average of common shares outstanding which included the additional shares from the preferred stock conversions. If all of the preferred stock conversions had occurred on January 1, 1995, primary earnings per common share for the first six months of 1995 would have been $1.83.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 6. COMMON STOCK REPURCHASE

     In December 1994, Chrysler's Board of Directors approved a $1 billion common stock repurchase program, subject to market and business conditions. During the second quarter and the first six months of 1995, Chrysler repurchased
5.5 and 14.1 million shares, respectively, of its common stock under this program at a cost of $239 and $608 million, respectively.

NOTE 7. TRACINDA CORPORATION TENDER OFFER

     On April 12, 1995, Tracinda Corporation ("Tracinda"), which owned approximately 10 percent of the outstanding common stock of Chrysler, sent Chrysler a letter proposing to acquire the remaining 90 percent of Chrysler's common stock at $55 per share. After a thorough and careful review, Chrysler's Board of Directors unanimously rejected the leveraged buy-out proposal. Tracinda formally withdrew its $55 per share offer on May 31, 1995. On June 27, 1995, Tracinda commenced a cash tender offer for up to 14 million shares of Chrysler common stock at a price of $50 per share. Due to the small percentage of shares sought by Tracinda, Chrysler's Board of Directors has determined not to take a position with respect to the tender offer.

NOTE 8. SPECIAL PLANT PROVISION

     The results of operations for the second quarter of 1995 include a $232 million provision for costs associated with planned production changes at Chrysler's Newark assembly plant. The plant will end production of Chrysler's LeBaron convertibles in July 1995. In addition, Newark production of the Chrysler Concorde and Dodge Intrepid will be reduced to one shift in August 1995 and will end prior to production of a new vehicle in the fall of 1997. The provision includes the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $238 million for the second quarter of 1995, compared with $1,593 million for the second quarter of 1994. For the first six months of 1995, Chrysler reported earnings before income taxes of $1,208 million, compared with $3,136 million for the first six months of 1994. Pretax earnings for the second quarter and first six months of 1995 include a $232 million charge for costs associated with planned production changes at Chrysler's Newark assembly plant. Net earnings for the second quarter of 1995 were $135 million, or $0.35 per common share, compared with $956 million, or $2.61 per common share for the second quarter of 1994. Net earnings for the six months ended June 30, 1995 were $727 million or $1.92 per common share, compared with $1,894 million or $5.16 per common share for the comparable 1994 period. Net earnings for the second quarter and first six months of 1995 were reduced by $143 million as a result of the Newark assembly plant charge.

     The lower operating results in the second quarter and first six months of 1995 compared with the corresponding periods of 1994 resulted primarily from lower minivan production and costs associated with the model changeover and launch of Chrysler's all-new minivans, the charge related to the Newark assembly plant, higher incentives and material costs, costs associated with the voluntary minivan owner service action, a lower mix of higher-margin vehicles, and lower factory unit sales in Mexico. Lower minivan production and costs associated with the model changeover and launch of the all-new minivans will continue into the third quarter of 1995. In addition, Chrysler expects higher incentives and material costs, a lower mix of higher-margin vehicles, and lower factory unit sales in Mexico in the third quarter of 1995 as compared with the third quarter of 1994. Pretax earnings for the first quarter and first six months of 1995 include a charge of $115 million for the voluntary minivan owner service action.

     Chrysler's worldwide factory car and truck sales for the three and six months ended June 30, 1995 were 635,151 and 1,349,916 units, respectively, a decrease of 67,651 and 93,484 units from the second quarter and first six months of 1994, respectively. Minivan factory units sales for the second quarter and first six months of 1995 were 117,963 and 262,910 units, respectively, a decrease of 59,637 and 92,417 units from the comparable 1994 periods. The decline in minivan factory units sales was primarily attributable to the model changeover and launch of Chrysler's all-new minivans. Combined U.S. and Canadian dealers' days supply of vehicle inventory was 45 days at June 30, 1995, as compared with 69 days at December 31, 1994 and 45 days at June 30, 1994.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplace. In the second quarter of 1995, U.S. and Canada vehicle industry retail sales, on a Seasonally Adjusted Annual Rate basis, were 15.8 million cars and trucks, compared to 16.4 million units for the second quarter of 1994, a decrease of 4 percent. This decrease is primarily due to a slowdown in economic growth and higher interest rates, which resulted in Chrysler increasing retail incentives in the first half of 1995 and lowering total year 1995 planned production.

     Chrysler's U.S. and Canada combined retail car and truck market share for the three and six months ended June 30, 1995 decreased compared with the corresponding 1994 periods. Increases in car market share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

were offset by decreases in truck market share in the second quarter and first six months of 1995, as shown in the following table:

                                                 SECOND QUARTER                             SIX MONTHS
                                       ----------------------------------     --------------------------------------
                                                               INCREASE/                                  INCREASE/
                                        1995        1994       (DECREASE)       1995          1994        (DECREASE)
                                       -------     -------     ----------     ---------     ---------     ----------
U.S. Retail Market(1):
  Car sales.........................   228,183     234,299        (6,116)       442,219       448,281        (6,062)
  Car market share..................       9.7%        9.5%          0.2%          10.1%          9.6%          0.5%
  Truck sales.......................   384,104     396,438       (12,334)       694,648       747,671       (53,023)
  Truck market share................      21.9%       22.9%         (1.0)%         21.1%         23.1%         (2.0)%
  Combined car and truck sales......   612,287     630,737       (18,450)     1,136,867     1,195,952       (59,085)
  Combined car and truck market
    share...........................      14.9%       15.0%         (0.1)%         14.8%         15.1%         (0.3)%
U.S. and Canada Retail Market(1):
  Combined car and truck sales......   680,505     709,158       (28,653)     1,253,637     1,334,453       (80,816)
  Combined car and truck market
    share...........................      15.2%       15.4%         (0.2)%         15.1%         15.6%         (0.5)%

- -------------------------
(1) All retail sale and market share data include fleet sales.

     Chrysler's U.S. car market share increased in the second quarter and first six months of 1995 primarily as a result of increased sales of Chrysler's mid-size sedans and coupes. The decrease in Chrysler's U.S. truck market share for the three and six months ended June 30, 1995 was primarily the result of decreases in retail minivan sales of 17,147 and 51,274, respectively.

     Chrysler vehicles manufactured and sold in Mexico during the second quarter and first six months of 1995 were 4,300 and 10,100 units, respectively, a decrease of 13,900 and 32,500 units from the corresponding 1994 periods, respectively. The impact of the lower sales in Mexico during the second quarter and first six months of 1995 was partially offset by increased sales of, and higher profits on, vehicles manufactured in Mexico and exported to other markets. The devaluation of the peso and the continuing economic uncertainties in Mexico will continue to negatively impact Chrysler's operating results and financial position for the remainder of 1995.

     Pretax earnings of Chrysler Financial Corporation ("CFC") for the second quarter of 1995 and 1994 were $127 million and $69 million, respectively. For the six months ended June 30, 1995, CFC's pretax earnings were $236 million compared with $144 million for the first six months of 1994. The improved results in the second quarter and first six months of 1995 compared with the corresponding 1994 periods were primarily the result of higher levels of automotive financing and lower bank costs. CFC's net earnings for the second quarter of 1995 and 1994 were $86 million and $44 million, respectively. CFC's net earnings for the six months ended June 30, 1995 and 1994 were $155 million and $91 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the second quarter and first six months of 1995 and 1994 were as follows:

                                                SECOND QUARTER                        SIX MONTHS
                                       --------------------------------    --------------------------------
                                                             INCREASE/                           INCREASE/
                                        1995       1994      (DECREASE)     1995       1994      (DECREASE)
                                       -------    -------    ----------    -------    -------    ----------
Sales of manufactured products......   $11,653    $12,369        (6)%      $24,482    $24,920        (2)%
Finance and insurance income........       408        332        23%           788        676        17%
Other income........................       455        383        19%           859        712        21%
                                       -------    -------                  -------    -------
     Total revenues.................   $12,516    $13,084        (4)%      $26,129    $26,308        (1)%
                                       =======    =======                  =======    =======

     The decrease in sales of manufactured products in the second quarter of 1995 as compared with the second quarter of 1994 primarily reflects a 10 percent decrease in factory unit sales partially offset by an increase in average revenue per unit, net of sales incentives, from $17,676 to $18,198. The decrease in sales of manufactured products in the first six months of 1995 as compared with the first six months of 1994 primarily reflects a 6 percent decrease in factory unit sales partially offset by an increase in average revenue per unit, net of sales incentives, from $17,236 to $17,964.

     The increase in finance and insurance income for the three and six months ended June 30, 1995 as compared with the corresponding 1994 periods was primarily attributable to higher levels of automotive financing volume. Total automotive financing volume in the second quarter and first six months of 1995 was $21.4 billion and $41.9 billion, respectively, compared with $17.9 billion and $35.0 billion for the corresponding 1994 periods.

     The increase in other income for the three and six months ended June 30, 1995 as compared with the corresponding periods in 1994 was principally due to increased interest income resulting from higher cash, cash equivalents and marketable securities balances and higher interest rates.

     Chrysler's total expenses for the second quarter and first six months of 1995 and 1994 were as follows:

                                                SECOND QUARTER                        SIX MONTHS
                                       --------------------------------    --------------------------------
                                                             INCREASE/                           INCREASE/
                                        1995       1994      (DECREASE)     1995       1994      (DECREASE)
                                       -------    -------    ----------    -------    -------    ----------
Costs, other than items below.......   $ 9,817    $ 9,375          5%      $20,333    $18,981          7%
Depreciation of property and
  equipment.........................       268        232         16%          539        509          6%
Amortization of special tools.......       322        276         17%          614        506         21%
Selling and administrative
  expenses..........................     1,076        997          8%        2,084      1,952          7%
Pension expense.....................        95        158        (40)%         200        335        (40)%
Nonpension postretirement benefit
  expense...........................       198        204         (3)%         404        407         (1)%
Interest expense....................       270        249          8%          515        482          7%
Special plant provision.............       232         --         --           232         --         --
                                       -------    -------                  -------    -------
     Total expenses.................   $12,278    $11,491          7%      $24,921    $23,172          8%
                                       =======    =======                  =======    =======

     Costs, other than items below increased in the second quarter and first six months of 1995, as compared with the corresponding 1994 periods, primarily as a result of increased product costs and costs associated with the changeover and launch of Chrysler's all-new minivans, partially offset by the effect of a decrease in factory unit sales of 10 percent and 6 percent, respectively. The increase in product costs for the second quarter and first six months of 1995 resulted primarily from higher material and warranty costs and increased product content. In addition, Costs, other than items below for the six months ended June 30, 1995 includes a charge of $115 million related to the voluntary minivan owner service action. Costs, other than items below were 84

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

percent and 83 percent of sales of manufactured products for the respective three and six month periods ended June 30, 1995, compared with 76 percent for both the three and six month periods ended June 30, 1994.

     Depreciation of property and equipment for the second quarter and first six months of 1995 increased as compared with the corresponding 1994 periods primarily as a result of higher investments in, and modernization of, property and equipment.

     Special tooling amortization increased in the second quarter and first six months of 1995 as compared with the corresponding 1994 periods primarily as a result of production of Chrysler's all-new minivan and mid-size sedan products.

     The increase in selling and administrative expenses for the second quarter and first six months of 1995, as compared with the corresponding 1994 periods, was principally due to increased advertising related to Chrysler's all-new sedans and mid-size coupes.

     Pension expense decreased for the three and six months ended June 30, 1995 as compared to the corresponding 1994 periods, due to improved funding of the pension plans and an increase in the discount rate used to determine pension expense.

     The increase in interest expense for the three and six months ended June 30, 1995 was primarily due to higher average CFC borrowings, partially offset by the effect of automotive debt repayments. CFC's average effective cost of borrowings was 8.3 percent and 8.1 percent in the second quarter and first six months of 1995, respectively, compared with 8.4 percent in both the corresponding periods of 1994. This improvement in the average effective borrowing costs reflects lower bank facility costs.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's combined cash, cash equivalents and marketable securities totaled $7.8 billion at June 30, 1995 (including $988 million held by CFC), compared with $8.4 billion at December 31, 1994. The decrease in the first six months of 1995 was the result of capital expenditures, profit-based employee payments, debt repayments, common stock repurchases and dividend payments, largely offset by cash generated by operating activities.

     In December 1994, Chrysler's Board of Directors approved a $1 billion common stock repurchase program, subject to market and business conditions. During the second quarter and the first six months of 1995, Chrysler repurchased
5.5 and 14.1 million shares, respectively, of its common stock under this program at a cost of $239 and $608 million, respectively. During the second quarter and the first six months of 1995, holders of the Series A Convertible Preferred Stock converted 699,575 and 1,469,172 shares, respectively, of preferred stock into 19.4 and 40.8 million shares of common stock, respectively.

     In the second quarter of 1995, Chrysler increased its quarterly common dividend from $0.40 to $0.50 per common share.

     At June 30, 1995, Chrysler (excluding CFC), had debt maturities totaling $226 million through 1997. During the first six months of 1995, Chrysler redeemed $300 million of its 13% Debentures Due 1997 and repaid $170 million of other debt. At June 30, 1995, Chrysler had a $1.7 billion revolving credit agreement which expires in July 1999. At June 30, 1995, none of the commitment was drawn upon. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its capital expenditure, debt maturity, common stock repurchase and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $3.2 billion of net proceeds from the sale of automotive retail receivables in the first six months of 1995, compared with $3.5 billion of net proceeds in the first six months of 1994. In addition, securitization of wholesale receivables

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

provided funding for CFC which aggregated $7.3 billion and $4.5 billion at June 30, 1995 and 1994, respectively.

     During the second quarter of 1995, CFC replaced its existing U.S. and Canadian revolving credit and receivable sales agreements with new revolving credit facilities totaling $8.0 billion. At June 30, 1995, no amounts were outstanding under CFC's revolving credit facilities.

     At June 30, 1995, CFC had contractual debt maturities of $4.4 billion during the remainder of 1995 (including $3.4 billion of short-term notes), $1.6 billion in 1996 and $1.7 billion in 1997. CFC believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

                            NEW ACCOUNTING STANDARD

     In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Chrysler has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. Chrysler will adopt this accounting standard on or before January 1, 1996, as required.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and six months ended June 30, 1995 and 1994 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  OTHER MATTERS

     In December 1990 and January 1991, eight class action lawsuits were commenced by separate plaintiffs against Chrysler and certain of its directors in the Court of Chancery of the State of Delaware for New Castle County, Delaware. The Complaints in these suits are very similar and allege that the directors breached their fiduciary duties to stockholders by amending Chrysler's Share Purchase Rights Plan in a manner designed to entrench themselves in office and to impair the right of stockholders to avail themselves of offers to purchase their shares by an acquiror not favored by management. The Complaints ask for (a) certification of the class, (b) rescission of and an injunction against implementation of the Rights Plan amendments, (c) an order that Chrysler cooperate with Kirk Kerkorian, the holder of 9.8% of Chrysler's common stock at the time the complaints were filed, and take steps to enhance its attractiveness as a merger/acquisition candidate, and (d) damages and costs. On January 9, 1991, the eight suits were consolidated into one. On January 28, 1991,

Chrysler filed an Answer and Affirmative Defenses in the consolidated case. On March 7, 1991, the parties agreed to allow an Amended Complaint to be filed which purports to assert a derivative claim brought on behalf of Chrysler, in addition to class action claims as originally filed. In this regard, the Amended Complaint alleges injury to Chrysler as a direct result of violations of fiduciary duties by the individual defendants. On July 25, 1991, Chrysler filed a motion to dismiss the consolidated lawsuit. On July 27, 1992, the Court entered a memorandum opinion dismissing the complaint as to all claims for relief other than rescission. Chrysler later filed a Motion for Reargument which was denied on August 11, 1992. On June 6, 1995, Chrysler entered into a Memorandum of Understanding which contemplates settlement of the litigation. The Memorandum is subject to several conditions, including satisfactory completion of discovery as to the fairness of the proposed settlement, and the settlement itself is subject to Court approval. The Memorandum also contemplates that the settlement, if approved, will consist of Chrysler's recent action further amending its Rights Plan.

     In April 1995, thirty four class action lawsuits were commenced by separate plaintiffs against Chrysler, certain of its current and former directors and, in some cases, Tracinda, a holding company wholly owned by Mr. Kerkorian and the beneficial owner of approximately 9.41% of the outstanding common stock of Chrysler as of June 30, 1995, and its affiliates, in the Court of Chancery of the State of Delaware for New Castle County, Delaware. The Complaints in these suits fall into two general categories: (a) those which allege that the directors breached their fiduciary duties to stockholders by failing to negotiate with Tracinda, regarding its proposal to acquire all of the outstanding stock of Chrysler not then owned by it; and (b) those which allege that the directors breached their fiduciary duties to stockholders by contemplating, planning and/or effecting Tracinda's proposal at a time when the market price of Chrysler's stock was depressed and did not reflect its true value. The Complaints in the former category ask for, among other things, (a) an injunction or an order obligating the Board of Directors to undertake an evaluation of alternatives, including measures with respect to the Company's Rights Plan, designed to maximize shareholder value, (b) a declaration that the defendants have breached their fiduciary duties to the plaintiffs, (c) compensatory damages and interest, and (d) costs and fees. The Complaints in the latter category ask for, among other things, (a) a declaration that the transaction proposed by Tracinda is unfair, unjust and inequitable, (b) an injunction against implementation of the transaction proposed by Tracinda and any improper device which impedes maximization of shareholder value, (c) damages and interest, (d) costs and fees, and (e) such other relief as may be just and proper. Four of these actions have subsequently been dismissed without prejudice by the plaintiffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Chrysler Corporation was held on May 18, 1995.

(c) At the meeting, the following matters were submitted to a vote of the stockholders of Chrysler Corporation:

     (1) the election of the following nominees as directors of Chrysler Corporation. The vote with respect to each nominee was as follows:

                              NOMINEE                              FOR        WITHHELD
        ----------------------------------------------------   -----------    ---------
        Lilyan H. Affinito..................................   327,577,744    6,780,932
        Robert E. Allen.....................................   327,732,190    6,626,486
        Joseph E. Antonini..................................   325,859,741    8,498,935
        Joseph A. Califano, Jr..............................   327,185,076    7,173,600
        Thomas G. Denomme...................................   327,761,319    6,597,357
        Robert J. Eaton.....................................   327,724,066    6,634,610
        Earl G. Graves......................................   327,630,951    6,727,725
        Kent Kresa..........................................   327,836,762    6,521,914
        Robert J. Lanigan...................................   327,787,151    6,571,525
        Robert A. Lutz......................................   327,743,357    6,615,319
        Peter A. Magowan....................................   327,781,971    6,576,705
        Malcolm T. Stamper..................................   327,750,039    6,608,637
        Lynton R. Wilson....................................   327,748,942    6,609,734

     (2) a recommendation of the Board of Directors that the stockholders appoint the firm of Deloitte and Touche LLP as independent accountants to audit the books, records and accounts of Chrysler Corporation for the year 1995. The vote on this matter was as follows:

                                              BROKER
    FOR          AGAINST       ABSTAIN      NON-VOTES
- -----------     ---------     ---------     ----------
331,994,705     1,611,011     1,672,295             0

     (3) a proposal by a stockholder requesting that the Board of Directors take the necessary steps to provide for cumulative voting in the election of directors. The vote on this matter was as follows:

                                              BROKER
    FOR          AGAINST       ABSTAIN      NON-VOTES
- -----------     ---------     ---------     ----------
42,591,744      180,864,032   33,131,610    78,690,566

     (4) a proposal by a stockholder requesting that the Board of Directors institute an Executive Compensation Review and prepare a report available to shareholders by October 1995 describing the results of their review and any recommended changes in practice. The vote on this matter was as follows:

                                              BROKER
    FOR          AGAINST       ABSTAIN      NON-VOTES
- -----------     ---------     ---------     ----------
23,084,144      214,290,166   19,213,081    78,690,567

     (5) a proposal by a stockholder requesting that the Board of Directors take the necessary steps to limit each director's compensation to 1,000 shares of Chrysler common stock each year. The vote on this matter was as follows:

                                              BROKER
    FOR          AGAINST       ABSTAIN      NON-VOTES
- -----------     ---------     ---------     ----------
32,126,341      206,970,121   17,492,002    78,689,488

ITEM 5. OTHER INFORMATION

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                       STATEMENT OF EARNINGS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           ------------------    ------------------
                                                            1995       1994       1995       1994
                                                           -------    -------    -------    -------
                                                                   (IN MILLIONS OF DOLLARS)
Sales of manufactured products..........................   $11,776    $12,587    $24,721    $25,221
Equity in earnings of unconsolidated subsidiaries and
  affiliates............................................       132         54        229        104
Interest and other income...............................       125         77        246        132
                                                           -------    -------    -------    -------
     TOTAL REVENUES.....................................    12,033     12,718     25,196     25,457
                                                           -------    -------    -------    -------
Costs, other than items below...........................     9,736      9,413     20,165     18,931
Depreciation of property and equipment..................       252        214        506        469
Amortization of special tools...........................       322        276        614        506
Selling and administrative expenses.....................       912        800      1,764      1,564
Pension expense.........................................        93        156        196        331
Nonpension postretirement benefit expense...............       196        203        400        405
Interest expense........................................        52         63        111        115
Special plant provision.................................       232         --        232         --
                                                           -------    -------    -------    -------
     TOTAL EXPENSES.....................................    11,795     11,125     23,988     22,321
                                                           -------    -------    -------    -------
     EARNINGS BEFORE INCOME TAXES.......................       238      1,593      1,208      3,136
Provision for income taxes..............................       103        637        481      1,242
                                                           -------    -------    -------    -------
     NET EARNINGS.......................................   $   135    $   956    $   727    $ 1,894
                                                           =======    =======    =======    =======

     This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and its investments in short-term vehicle rental subsidiaries (the "Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present results of operations in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." Due to the fact that the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                           BALANCE SHEET (UNAUDITED)

                                                                          1995               1994
                                                                         -------    -----------------------
                                                                         JUNE 30    DECEMBER 31     JUNE 30
                                                                         -------    ------------    -------
                                                                              (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents.............................................   $ 3,781      $  4,972      $ 5,479
Marketable securities.................................................     3,071         2,643          873
Accounts receivable -- trade and other................................       680           459        1,109
Inventories...........................................................     2,882         2,645        2,395
Prepaid taxes, pension and other expenses.............................       885         1,272          632
Property and equipment................................................    10,845        10,347        9,275
Special tools.........................................................     3,449         3,643        3,378
Investments in and advances to unconsolidated subsidiaries and
  affiliated companies................................................     3,692         3,642        3,705
Intangible assets.....................................................     1,754         1,781        3,841
Deferred tax assets...................................................     1,822         1,951        3,046
Other assets..........................................................     5,019         4,722        2,090
                                                                         -------    ------------    -------
    TOTAL ASSETS......................................................   $37,880      $ 38,077      $35,823
                                                                         ========   ============    ========
LIABILITIES:
Accounts payable......................................................   $ 7,234      $  7,403      $ 6,695
Short-term debt.......................................................       140           140          134
Payments due within one year on long-term debt........................        27           187          543
Accrued liabilities and expenses......................................     5,458         5,333        4,646
Long-term debt........................................................     1,797         2,097        2,119
Accrued noncurrent employee benefits..................................     8,882         8,547        9,606
Other noncurrent liabilities..........................................     3,832         3,676        3,576
                                                                         -------    ------------    -------
    TOTAL LIABILITIES.................................................    27,370        27,383       27,319
                                                                         -------    ------------    -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0 shares;
  Series A Convertible Preferred Stock; issued and outstanding: 1995 and 1994 -- 0.3 and 1.7 shares, respectively (aggregate liquidation
  preference -- $128 million and $863 million, respectively)..........         *             2            2
Common stock -- $1 per share par value; authorized 1,000.0 shares;
  issued: 1995 and 1994 -- 404.9 shares and 364.1 shares,
  respectively........................................................       405           364          364
Additional paid-in capital............................................     5,503         5,536        5,532
Retained earnings.....................................................     5,414         5,006        2,834
Treasury stock -- at cost: 1995 -- 22.5 shares; 1994 -- 9.0 and 9.9
  shares, respectively................................................      (812)         (214)        (228)
                                                                         -------    ------------    -------
    TOTAL SHAREHOLDERS' EQUITY........................................    10,510        10,694        8,504
                                                                         -------    ------------    -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................   $37,880      $ 38,077      $35,823
                                                                         ========   ============    ========

- -------------------------
* Less than $1 million

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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                      STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                              1995       1994
                                                                             -------    -------
                                                                              (IN MILLIONS OF
                                                                                  DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..............................................................   $   727    $ 1,894
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization...........................................     1,120        975
  Special plant provision.................................................       232         --
  Equity in earnings of unconsolidated subsidiaries and affiliates........      (229)      (104)
  Deferred income taxes...................................................       111        659
  Change in accounts receivable...........................................      (222)      (305)
  Change in inventories...................................................      (238)        49
  Change in prepaid expenses and other assets.............................      (183)        14
  Change in accounts payable and accrued and other liabilities............       661        181
  Dividends received from affiliate.......................................       142         --
  Other...................................................................       162         72
                                                                             -------    -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..........................     2,283      3,435
                                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities......................................    (2,111)    (1,071)
  Sales and maturities of marketable securities...........................     1,708        896
  Expenditures for property and equipment.................................    (1,251)    (1,031)
  Expenditures for special tools..........................................      (431)      (438)
  Other...................................................................        (4)        80
                                                                             -------    -------
       NET CASH USED IN INVESTING ACTIVITIES..............................    (2,089)    (1,564)
                                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities).................        --         34
  Proceeds from long-term borrowings......................................        --          1
  Payments on long-term borrowings........................................      (470)       (26)
  Repurchase of common stock..............................................      (608)        --
  Dividends paid..........................................................      (322)      (182)
  Other...................................................................        15          4
                                                                             -------    -------
       NET CASH USED IN FINANCING ACTIVITIES..............................    (1,385)      (169)
                                                                             -------    -------
Change in cash and cash equivalents.......................................    (1,191)     1,702
Cash and cash equivalents at beginning of period..........................     4,972      3,777
                                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................   $ 3,781    $ 5,479
                                                                             =======    =======

     This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present cash flows in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Due to the fact that the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The exhibits filed with this Report are listed in the Exhibit Index which immediately precedes such exhibits.

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1995.

                                                                       CONFORMED

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CHRYSLER CORPORATION

                                          --------------------------------------
                                                       (Registrant)

Date: July 18, 1995                       By          J. D. Donlon, III

                                          --------------------------------------
                                                     J. D. Donlon, III
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

                   FOR QUARTERLY REPORT ON FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 1995

EXHIBIT
- -------
10-B-1     Copy of Chrysler Corporation Incentive Compensation Plan, as amended and in effect on and after May 31, 1995 (Filed with this report.)

10-B-4     Copy of Chrysler Corporation Discretionary Incentive Compensation Plan as in effect on and after May 31, 1995 (Filed with this report.)

10-B-5     Copy of Chrysler Corporation Long-Term Incentive Plan, as amended and in effect on and after May 31, 1995 (Filed with this report.)

11         Statement regarding computation of earnings per common share (Filed with this report.)

15A        Letter, dated July 14, 1995, re unaudited interim information (Filed with this report.)

15B        Letter, dated July 17, 1995, re unaudited interim information (Filed with this report.)

27         Financial Data Schedule for the six months ended June 30, 1995 (Filed with this report.)