Form 10-Q
period 1995-09-30
CHRYSLER CORP /DE
filed 1995-10-11
CIK 791269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                              Yes   X      No
                                  -----       -----
     The registrant had 382,560,840 shares of common stock outstanding as of September 30, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements.....................................................    1-5
  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................   6-10
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings........................................................    10
  Item 5. Other Information........................................................   11-13
  Item 6. Exhibits and Reports on Form 8-K.........................................    14
Signature Page.....................................................................    15
Exhibit Index......................................................................    16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           ------------------    ------------------
                                                            1995       1994       1995       1994
                                                           -------    -------    -------    -------
                                                                   (IN MILLIONS OF DOLLARS)
Sales of manufactured products..........................   $11,184    $10,938    $35,666    $35,858
Finance and insurance income............................       358        326      1,146      1,002
Other income............................................       467        398      1,326      1,110
                                                           -------    -------    -------    -------
     TOTAL REVENUES.....................................    12,009     11,662     38,138     37,970
                                                           -------    -------    -------    -------
Costs, other than items below...........................     9,445      8,672     29,778     27,653
Depreciation of property and equipment..................       263        238        802        747
Amortization of special tools...........................       247        203        861        709
Selling and administrative expenses.....................       921        900      3,005      2,852
Pension expense.........................................        98        174        298        509
Nonpension postretirement benefit expense...............       204        197        608        604
Interest expense........................................       218        215        733        697
Special plant provision.................................        31         --        263         --
                                                           -------    -------    -------    -------
     TOTAL EXPENSES.....................................    11,427     10,599     36,348     33,771
                                                           -------    -------    -------    -------
     EARNINGS BEFORE INCOME TAXES.......................       582      1,063      1,790      4,199
Provision for income taxes..............................       228        412        709      1,654
                                                           -------    -------    -------    -------
     NET EARNINGS.......................................   $   354    $   651    $ 1,081    $ 2,545
Preferred stock dividends...............................         2         20         19         60
                                                           -------    -------    -------    -------
     NET EARNINGS ON COMMON STOCK.......................   $   352    $   631    $ 1,062    $ 2,485
                                                           =======    =======    =======    =======

                                                                 (IN DOLLARS OR MILLIONS OF SHARES)

PRIMARY EARNINGS PER COMMON SHARE.......................   $  0.91    $  1.76    $  2.82    $  6.92
                                                           =======    =======    =======    =======
Average common and dilutive equivalent shares
  outstanding...........................................     387.3      358.8      376.2      359.3

FULLY DILUTED EARNINGS PER COMMON SHARE.................   $  0.90    $  1.60    $  2.71    $  6.24
                                                           =======    =======    =======    =======
Average common and dilutive equivalent shares
  outstanding...........................................     393.7      407.4      398.4      407.8
DIVIDENDS DECLARED PER COMMON SHARE.....................   $  0.50    $  0.25    $  1.40    $  0.70

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                1995                   1994
                                                            ------------    ---------------------------
                                                            SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                            ------------    -----------    ------------
                                                            (UNAUDITED)                    (UNAUDITED)
                                                                      (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents................................     $  4,117       $  5,145        $  5,241
Marketable securities....................................        3,494          3,226           1,896
Accounts receivable -- trade and other...................        2,234          1,695           1,527
Inventories..............................................        3,663          3,356           3,528
Prepaid taxes, pension and other expenses................          915          1,330             623
Finance receivables, retained interests in sold
  receivables and other related amounts..................       12,551         12,433          11,769
Property and equipment...................................       12,115         11,073          10,296
Special tools............................................        3,487          3,643           3,433
Intangible assets........................................        2,107          2,162           4,213
Deferred tax assets......................................          380            395           1,349
Other assets.............................................        5,726          5,081           2,631
                                                              --------       --------        --------
     TOTAL ASSETS........................................     $ 50,789       $ 49,539        $ 46,506
                                                              ========       ========        ========
LIABILITIES:
Accounts payable.........................................     $  8,393       $  7,826        $  7,438
Short-term debt..........................................        2,911          4,645           3,814
Payments due within one year on long-term debt...........        1,090            811             949
Accrued liabilities and expenses.........................        5,759          5,582           5,101
Long-term debt...........................................        9,105          7,650           7,156
Accrued noncurrent employee benefits.....................        9,060          8,595           9,288
Other noncurrent liabilities.............................        3,945          3,736           3,716
                                                              --------       --------        --------
     TOTAL LIABILITIES...................................       40,263         38,845          37,462
                                                              --------       --------        --------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized
  20.0 shares; Series A Convertible Preferred Stock;
  issued and outstanding: 1995 and 1994 -- 0.2 and 1.7
  shares, respectively (aggregate liquidation preference
  $84 million and $863 million, respectively)............            *              2               2
Common stock -- $1 per share par value; authorized
  1,000.0 shares; issued: 1995 and 1994 -- 407.4 shares
  and 364.1 shares, respectively.........................          407            364             364
Additional paid-in capital...............................        5,504          5,536           5,533
Retained earnings........................................        5,577          5,006           3,371
Treasury stock -- at cost: 1995 -- 24.8 shares; 1994 --
  9.0 and 9.6 shares, respectively.......................         (962)          (214)           (226)
                                                              --------       --------        --------
     TOTAL SHAREHOLDERS' EQUITY..........................       10,526         10,694           9,044
                                                              --------       --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........     $ 50,789       $ 49,539        $ 46,506
                                                              ========       ========        ========

-------------------------
* Less than $1 million

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                             1995        1994
                                                                           --------    --------
                                                                             (IN MILLIONS OF
                                                                                 DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings............................................................   $  1,081    $  2,545
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization.........................................      1,663       1,456
  Special plant provision...............................................        263          --
  Provision for credit losses...........................................        254         174
  Deferred income taxes.................................................        141         839
  Change in receivables.................................................      1,460        (741)
  Change in inventories.................................................       (308)        (43)
  Change in prepaid expenses and other assets...........................       (507)        171
  Change in accounts payable and accrued and other liabilities..........      1,385         283
  Other.................................................................        181         101
                                                                           --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES........................      5,613       4,785
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities....................................     (4,157)     (3,393)
  Sales and maturities of marketable securities.........................      3,937       2,530
  Finance receivables acquired..........................................    (18,347)    (14,049)
  Finance receivables collected.........................................      4,359       4,038
  Proceeds from sales of finance receivables............................     11,307       9,678
  Expenditures for property and equipment...............................     (2,229)     (1,757)
  Expenditures for special tools........................................       (699)       (706)
  Other.................................................................        452        (112)
                                                                           --------    --------
       NET CASH USED IN INVESTING ACTIVITIES............................     (5,377)     (3,771)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)...............     (1,734)        517
  Proceeds from long-term borrowings....................................      3,104         561
  Payments on long-term borrowings......................................     (1,377)       (608)
  Repurchase of common stock............................................       (769)         --
  Dividends paid........................................................       (516)       (290)
  Other.................................................................         28           7
                                                                           --------    --------
       NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES....................................................     (1,264)        187
                                                                           --------    --------
Change in cash and cash equivalents.....................................     (1,028)      1,201
Cash and cash equivalents at beginning of period........................      5,145       4,040
                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................   $  4,117    $  5,241
                                                                           ========    ========

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Chrysler for the three and nine months ended September 30, 1995 and 1994 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1994. Amounts for 1994 have been reclassified to conform with current period classifications.

NOTE 2. INVENTORIES

     Inventories, summarized by major classification, were as follows:

                                                                1995                   1994
                                                            ------------    ---------------------------
                                                            SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                            ------------    -----------    ------------
                                                                     (IN MILLIONS OF DOLLARS)
Finished products, including service parts...............      $1,132          $1,145         $1,052
Raw materials, finished production parts and supplies....       1,403           1,223          1,325
Vehicles held for short-term lease.......................       1,128             988          1,151
                                                               ------          ------         ------
     TOTAL...............................................      $3,663          $3,356         $3,528
                                                               ======          ======         ======

NOTE 3. SALES OF AUTOMOTIVE ASSETS AND INVESTMENTS

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

NOTE 4. PREFERRED STOCK CONVERSION AND SUPPLEMENTARY EARNINGS PER SHARE DATA

     During the third quarter and the first nine months of 1995, holders of the Series A Convertible Preferred Stock converted 88,416 and 1,557,588 shares, respectively, of preferred stock into 2.5 and 43.3 million shares of common stock, respectively. Primary earnings per common share for the third quarter and the first nine months of 1995 were calculated based upon a weighted average of common shares outstanding which included the additional shares from the preferred stock conversions. If all of the preferred stock conversions had occurred on January 1, 1995, primary earnings per common share for the first nine months of 1995 would have been $2.73.

NOTE 5. COMMON STOCK REPURCHASE PROGRAM

     During the third quarter of 1995, Chrysler's Board of Directors approved an increase in Chrysler's common stock repurchase program from $1 billion to $2 billion to be completed by the end of 1996, depending on market conditions. During the third quarter and the first nine months of 1995, Chrysler repurchased
3.3 and 17.4 million shares, respectively, of its common stock under this program at a cost of $174 and $782 million (including $13 million in unsettled purchases), respectively.

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 6. SPECIAL PLANT PROVISION

     During the second quarter of 1995, Chrysler recorded a $232 million provision for costs associated with production changes at Chrysler's Newark assembly plant. The plant ended production of Chrysler's LeBaron convertibles in July 1995. In addition, Newark production of the Chrysler Concorde and Dodge Intrepid was reduced to one shift in August 1995 and will end prior to production of a new vehicle in the fall of 1997. The provision includes the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. During the third quarter, this provision was increased by $31 million to $263 million, primarily reflecting changes in the estimate for job security benefit costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $582 million for the third quarter of 1995, compared with $1,063 million for the third quarter of 1994. For the first nine months of 1995, Chrysler reported earnings before income taxes of $1,790 million, compared with $4,199 million for the first nine months of 1994. Net earnings for the third quarter of 1995 were $354 million, or $0.91 per common share, compared with $651 million, or $1.76 per common share for the third quarter of 1994. Net earnings for the nine months ended September 30, 1995 were $1,081 million or $2.82 per common share, compared with $2,545 million or $6.92 per common share for the comparable 1994 period.

     The lower operating results in the third quarter of 1995 compared with the corresponding period in 1994 resulted primarily from lower minivan production volume, costs associated with the launch of Chrysler's all-new minivans and the launch of Chrysler's full-size Dodge Ram pickup truck at an additional facility, a lower mix of higher-margin vehicles, higher incentives and lower factory unit sales in Mexico.

     The lower operating results in the first nine months of 1995 compared with the corresponding period in 1994 resulted primarily from lower minivan production volume and costs associated with the model changeover and launch of Chrysler's all-new minivans, higher incentives and material costs, a provision for costs associated with production changes at Chrysler's Newark assembly plant, a lower mix of higher-margin vehicles, and lower factory unit sales in Mexico.

     Chrysler's worldwide factory car and truck sales for the three and nine months ended September 30, 1995 were 581,853 and 1,931,769 units, respectively, a decrease of 11,904 and 105,388 units from the third quarter and first nine months of 1994, respectively. Minivan factory sales for the third quarter and first nine months of 1995 were 125,299 and 388,209 units, respectively, a decrease of 29,011 and 121,428 units from the comparable 1994 periods. The decline in minivan factory unit sales was primarily attributable to the model changeover and launch of Chrysler's all-new minivans. Worldwide minivan factory unit sales in the fourth quarter of 1995 are expected to be comparable to fourth quarter 1994 minivan factory unit sales.

     Chrysler's revenues and results of operations are derived principally from the U.S. and Canada automotive marketplace. In the third quarter of 1995, retail sales of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 16.2 million units, the same as for the third quarter of 1994. Combined U.S. and Canadian dealers' days supply of vehicle inventory was 62 days at September 30, 1995, as compared with 54 days at September 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

FINANCIAL REVIEW -- CONTINUED

     Chrysler's U.S. and Canada combined retail car and truck market share for the three and nine months ended September 30, 1995 were as follows:

                                              THIRD QUARTER                             NINE MONTHS
                                    ----------------------------------     --------------------------------------
                                                            INCREASE/                                  INCREASE/
                                     1995        1994       (DECREASE)       1995          1994        (DECREASE)
                                    -------     -------     ----------     ---------     ---------     ----------
U.S. Retail Market(1):
  Car sales........................ 177,038     179,100       (2,062)        619,257       627,381        (8,124)
  Car market share.................     7.9%        8.0%        (0.1)%           9.3%          9.1%          0.2%
  Truck sales...................... 328,739     320,716        8,023       1,023,387     1,068,387       (45,000)
  Truck market share...............    20.7%       20.5%         0.2%           21.0%         22.2%         (1.2)%
  Combined car and truck sales..... 505,777     499,816        5,961       1,642,644     1,695,768       (53,124)
  Combined car and truck
    market share...................    13.2%       13.1%         0.1%           14.3%         14.5%         (0.2)%
U.S. and Canada Retail Market(1):
  Combined car and truck sales..... 560,841     552,625        8,216       1,814,478     1,887,078       (72,600)
  Combined car and truck
    market share...................    13.6%       13.5%         0.1%           14.6%         14.9%         (0.3)%

-------------------------
(1) All retail sale and market share data include fleet sales.

     The decreases in Chrysler's U.S. truck market share and U.S. and Canada combined car and truck market share for the nine months ended September 30, 1995 were primarily the result of decreases in retail minivan sales of approximately 50,000 and 55,000 units, respectively.

     Chrysler vehicles manufactured and sold in Mexico during the third quarter and first nine months of 1995 were 5,000 and 15,100 units, respectively, a decrease of 15,700 and 48,100 units from the corresponding 1994 periods. The impact of the lower sales in Mexico during the third quarter and first nine months of 1995 was partially offset by higher profits on vehicles manufactured in Mexico and exported to other markets. The unfavorable economic conditions in Mexico are expected to continue to have a negative impact on Chrysler's operating results and financial position.

     Pretax earnings of Chrysler Financial Corporation ("CFC") for the third quarter of 1995 and 1994 were $138 million and $82 million, respectively. For the nine months ended September 30, 1995, CFC's pretax earnings were $374 million compared with $226 million for the first nine months of 1994. CFC's net earnings for the third quarter of 1995 and 1994 were $87 million and $50 million, respectively. CFC's net earnings for the nine months ended September 30, 1995 and 1994 were $242 million and $141 million, respectively. The increase in earnings for the three months ended September 30, 1995 reflects higher levels of automotive financing and lower operating expenses. The increase in earnings for the nine months ended September 30, 1995, reflects higher levels of automotive financing and lower bank costs and operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the third quarter and first nine months of 1995 and 1994 were as follows (in millions of dollars):

                                                THIRD QUARTER                        NINE MONTHS
                                       --------------------------------    --------------------------------
                                                             INCREASE/                           INCREASE/
                                        1995       1994      (DECREASE)     1995       1994      (DECREASE)
                                       -------    -------    ----------    -------    -------    ----------
Sales of manufactured products......   $11,184    $10,938         2%       $35,666    $35,858       (1)%
Finance and insurance income........       358        326        10%         1,146      1,002       14 %
Other income........................       467        398        17%         1,326      1,110       19 %
                                       -------    -------                  -------    -------
     Total revenues.................   $12,009    $11,662         3%       $38,138    $37,970         --
                                       =======    =======                  =======    =======

     The increase in sales of manufactured products in the third quarter of 1995 as compared with the third quarter of 1994 primarily reflects an increase in average revenue per unit, net of sales incentives, from $18,252 to $19,110 partially offset by a 2 percent decrease in factory unit sales. The decrease in sales of manufactured products in the first nine months of 1995 as compared with the first nine months of 1994 primarily reflects a 5 percent decrease in factory unit sales partially offset by an increase in average revenue per unit, net of sales incentives, from $17,533 to $18,309. The increase in average revenue per unit in the third quarter and first nine months of 1995 as compared to the corresponding periods of 1994 was primarily due to pricing actions and a favorable mix of higher-priced vehicles partially offset by higher per unit sales incentives.

     The increase in finance and insurance income for the three and nine months ended September 30, 1995 as compared with the corresponding 1994 periods was primarily attributable to higher levels of automotive financing volume. Total automotive financing volume in the third quarter and first nine months of 1995 was $19.6 billion and $61.5 billion, respectively, compared with $16.3 billion and $51.3 billion for the corresponding 1994 periods.

     The increase in other income for the three and nine months ended September 30, 1995 as compared with the corresponding periods in 1994 was principally due to increased interest income resulting from higher average cash, cash equivalents and marketable securities balances and higher interest rates.

     Chrysler's total expenses for the third quarter and first nine months of 1995 and 1994 were as follows (in millions of dollars):

                                             THIRD QUARTER                        NINE MONTHS
                                    --------------------------------    --------------------------------
                                                          INCREASE/                           INCREASE/
                                     1995       1994      (DECREASE)     1995       1994      (DECREASE)
                                    -------    -------    ----------    -------    -------    ----------
Costs, other than items below....   $ 9,445    $ 8,672          9%      $29,778    $27,653          8%
Depreciation of property and
  equipment......................       263        238         11%          802        747          7%
Amortization of special tools....       247        203         22%          861        709         21%
Selling and administrative
  expenses.......................       921        900          2%        3,005      2,852          5%
Pension expense..................        98        174        (44)%         298        509        (41)%
Nonpension postretirement benefit
  expense........................       204        197          4%          608        604          1%
Interest expense.................       218        215          1%          733        697          5%
Special plant provision..........        31         --         --           263         --         --
                                    -------    -------                  -------    -------
     Total expenses..............   $11,427    $10,599          8%      $36,348    $33,771          8%
                                    =======    =======                  =======    =======

     Costs, other than items below increased in the third quarter and first nine months of 1995, as compared with the corresponding 1994 periods, primarily as a result of increased product costs and costs associated with the changeover and launch of Chrysler's all-new minivans, partially offset by the effect of a decrease in factory unit sales of 2 percent and 5 percent, respectively. The increase in product costs for the third quarter of 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED

resulted primarily from higher material costs, including increased product content. The increase in product costs for the first nine months of 1995 resulted primarily from higher material costs (including increased product content) and higher warranty costs. Warranty costs for the first nine months of 1995, include a charge of $115 million related to the voluntary minivan owner service action. Costs, other than items below were 84 percent and 83 percent of sales of manufactured products for the respective three and nine month periods ended September 30, 1995, compared with 79 percent and 77 percent for the three and nine month periods ended September 30, 1994.

     Depreciation of property and equipment for the third quarter and first nine months of 1995 increased as compared with the corresponding 1994 periods primarily as a result of higher investments in, and modernization of, property and equipment.

     Special tooling amortization increased in the third quarter and first nine months of 1995 as compared with the corresponding 1994 periods primarily as a result of production of Chrysler's all-new minivans and mid-size sedans.

     Pension expense decreased in the third quarter and first nine months of 1995 as compared to the corresponding 1994 periods, due to improved funding of the pension plans and an increase in the discount rate used to determine pension expense.

     During the second quarter of 1995, Chrysler recorded a $232 million provision for costs associated with production changes at Chrysler's Newark assembly plant. The plant ended production of Chrysler's LeBaron convertibles in July 1995. In addition, Newark production of the Chrysler Concorde and Dodge Intrepid was reduced to one shift in August 1995 and will end prior to production of a new vehicle in the fall of 1997. The provision includes the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. During the third quarter, this provision was increased by $31 million to $263 million primarily reflecting changes in the estimate for job security benefit costs.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's combined cash, cash equivalents and marketable securities totaled $7.6 billion at September 30, 1995 (including $1.2 billion held by CFC), compared with $8.4 billion at December 31, 1994. The decrease in the first nine months of 1995 was the result of capital expenditures, profit-based employee payments, common stock repurchases and dividend payments, largely offset by cash generated by operating activities.

     During the third quarter of 1995, Chrysler's Board of Directors approved an increase in Chrysler's common stock repurchase program from $1 billion to $2 billion to be completed by the end of 1996, depending on market conditions. During the third quarter and the first nine months of 1995, Chrysler repurchased
3.3 and 17.4 million shares, respectively, of its common stock under this program at a cost of $174 and $782 million (including $13 million in unsettled purchases), respectively. During the third quarter and the first nine months of 1995, holders of the Series A Convertible Preferred Stock converted 88,416 and 1,557,588 shares, respectively, of preferred stock into 2.5 and 43.3 million shares of common stock, respectively.

     In the second quarter of 1995, Chrysler increased its quarterly common dividend from $0.40 to $0.50 per common share.

     At September 30, 1995, Chrysler (excluding CFC), had debt maturities totaling $229 million through 1997. During the first nine months of 1995, Chrysler redeemed $300 million of its 13% Debentures Due 1997 and repaid $180 million of other debt. At September 30, 1995, Chrysler had a $1.7 billion revolving credit agreement which expires in July 1999. At September 30, 1995, none of the commitment was drawn upon. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED

capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $4.7 billion of net proceeds from the sale of automotive retail receivables in the first nine months of 1995, compared with $5.2 billion of net proceeds in the first nine months of 1994. In addition, securitization of wholesale receivables provided funding for CFC aggregating $6.6 billion and $3.6 billion at September 30, 1995 and 1994, respectively.

     CFC's U.S. and Canadian revolving credit facilities total $8.0 billion. At September 30, 1995, no amounts were outstanding under CFC's revolving credit facilities.

     At September 30, 1995, CFC had contractual debt maturities of $3.1 billion for the remainder of 1995 (including $2.7 billion of short-term notes), $1.6 billion in 1996 and $2.3 billion in 1997. CFC believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

                            NEW ACCOUNTING STANDARD

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Chrysler has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. Chrysler will adopt this accounting standard on or before January 1, 1996, as required.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1995 and 1994 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  PRODUCT MATTERS

     Five purported class action lawsuits seeking unspecified economic damages in connection with rear liftgate latches on Chrysler's 1984-1994 model year minivans have been consolidated in Federal District Court in San Francisco. Chrysler previously announced a voluntary owner service action to replace those latches. The parties have agreed to a proposed settlement that would require Chrysler to achieve a 60% response rate to its service action by December 31, 1996, or spend $14 million on consumer notices and incentives aimed at increasing the response rate. Chrysler would also be required to pay $5.2 million in attorneys fees and costs. Notices were sent to class members in September 1995 following the Court's preliminary approval of the settlement. The parties will seek final approval of the settlement at a hearing scheduled for November 3, 1995.

ITEM 5. OTHER INFORMATION

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                       STATEMENT OF EARNINGS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (IN MILLIONS OF DOLLARS)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           ------------------    ------------------
                                                            1995       1994       1995       1994
                                                           -------    -------    -------    -------
Sales of manufactured products..........................   $11,253    $11,017    $35,974    $36,238
Equity in earnings of unconsolidated subsidiaries and
  affiliates............................................       155         65        384        169
Interest and other income...............................       103         80        349        212
                                                           -------    -------    -------    -------
     TOTAL REVENUES.....................................    11,511     11,162     36,707     36,619
                                                           -------    -------    -------    -------
Costs, other than items below...........................     9,320      8,540     29,485     27,471
Depreciation of property and equipment..................       238        217        744        686
Amortization of special tools...........................       247        203        861        709
Selling and administrative expenses.....................       764        714      2,528      2,278
Pension expense.........................................        96        172        292        503
Nonpension postretirement benefit expense...............       203        196        603        601
Interest expense........................................        30         57        141        172
Special plant provision.................................        31         --        263         --
                                                           -------    -------    -------    -------
     TOTAL EXPENSES.....................................    10,929     10,099     34,917     32,420
                                                           -------    -------    -------    -------
     EARNINGS BEFORE INCOME TAXES.......................       582      1,063      1,790      4,199
Provision for income taxes..............................       228        412        709      1,654
                                                           -------    -------    -------    -------
     NET EARNINGS.......................................   $   354    $   651    $ 1,081    $ 2,545
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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                           BALANCE SHEET (UNAUDITED)

                                                                    1995                   1994
                                                                ------------    ---------------------------
                                                                SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                                ------------    -----------    ------------
                                                                         (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents....................................     $  3,693       $  4,972        $  5,070
Marketable securities........................................        2,714          2,643           1,559
Accounts receivable -- trade and other.......................        1,248            459             862
Inventories..................................................        2,842          2,645           2,651
Prepaid taxes, pension and other expenses....................          849          1,272             564
Property and equipment.......................................       11,235         10,347           9,594
Special tools................................................        3,487          3,643           3,433
Investments in and advances to unconsolidated subsidiaries
  and affiliated companies...................................        3,695          3,642           3,665
Intangible assets............................................        1,740          1,781           3,827
Deferred tax assets..........................................        1,839          1,951           2,887
Other assets.................................................        5,339          4,722           2,128
                                                                  --------       --------        --------
       TOTAL ASSETS..........................................     $ 38,681       $ 38,077        $ 36,240
                                                                  ========       ========        ========
LIABILITIES:
Accounts payable.............................................     $  7,779       $  7,403        $  6,977
Short-term debt..............................................          140            140             142
Payments due within one year on long-term debt...............           42            187             181
Accrued liabilities and expenses.............................        5,504          5,333           4,835
Long-term debt...............................................        1,771          2,097           2,104
Accrued noncurrent employee benefits.........................        9,000          8,547           9,242
Other noncurrent liabilities.................................        3,919          3,676           3,715
                                                                  --------       --------        --------
       TOTAL LIABILITIES.....................................       28,155         27,383          27,196
                                                                  --------       --------        --------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued and
  outstanding: 1995 and 1994 -- 0.2 and 1.7 shares,
  respectively (aggregate liquidation preference -- $84
  million and $863 million, respectively)....................            *              2               2
Common stock -- $1 per share par value; authorized 1,000.0
  shares; issued: 1995 and 1994 -- 407.4 shares and 364.1
  shares, respectively.......................................          407            364             364
Additional paid-in capital...................................        5,504          5,536           5,533
Retained earnings............................................        5,577          5,006           3,371
Treasury stock -- at cost: 1995 -- 24.8 shares; 1994 -- 9.0
  and 9.6 shares, respectively...............................         (962)          (214)           (226)
                                                                  --------       --------        --------
       TOTAL SHAREHOLDERS' EQUITY............................       10,526         10,694           9,044
                                                                  --------       --------        --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............     $ 38,681       $ 38,077        $ 36,240
                                                                  ========       ========        ========

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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                      STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                           1995         1994
                                                                          -------      -------
                                                                            (IN MILLIONS OF
                                                                                DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...........................................................   $ 1,081      $ 2,545
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization........................................     1,605        1,395
  Special plant provision..............................................       263           --
  Equity in earnings of unconsolidated subsidiaries and affiliates.....      (384)        (169)
  Deferred income taxes................................................       141          839
  Change in accounts receivable........................................      (790)         (58)
  Change in inventories................................................      (198)        (207)
  Change in prepaid expenses and other assets..........................      (466)         (12)
  Change in accounts payable and accrued and other liabilities.........     1,441          494
  Dividends received from affiliate....................................       229           16
  Other................................................................       220          140
                                                                          -------      -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES.......................     3,142        4,983
                                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities...................................    (2,487)      (2,095)
  Sales and maturities of marketable securities........................     2,439        1,234
  Expenditures for property and equipment..............................    (1,944)      (1,600)
  Expenditures for special tools.......................................      (699)        (706)
  Other................................................................         5          112
                                                                          -------      -------
       NET CASH USED IN INVESTING ACTIVITIES...........................    (2,686)      (3,055)
                                                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)..............        --           42
  Proceeds from long-term borrowings...................................        --            7
  Payments on long-term borrowings.....................................      (480)        (400)
  Repurchase of common stock...........................................      (769)          --
  Dividends paid.......................................................      (516)        (290)
  Other................................................................        30            6
                                                                          -------      -------
       NET CASH USED IN FINANCING ACTIVITIES...........................    (1,735)        (635)
                                                                          -------      -------
Change in cash and cash equivalents....................................    (1,279)       1,293
Cash and cash equivalents at beginning of period.......................     4,972        3,777
                                                                          -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................   $ 3,693      $ 5,070
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

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1995.

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

                                                   CHRYSLER CORPORATION
                                          --------------------------------------
                                                       (Registrant)

Date: October 11, 1995                    By          J. D. Donlon, III
                                          --------------------------------------
                                                     J. D. Donlon, III
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

                   FOR QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

EXHIBIT
-------
10-C-9     Form of Employment Continuation Agreement, dated as of July 6, 1995, between
           Chrysler Corporation and each of Robert J. Eaton, Robert A. Lutz, Thomas G.
           Denomme and Gary C. Valade (Filed with this report).
10-C-10    Form of Employment Continuation Agreement, dated as of July 6, 1995, between
           Chrysler Corporation and each Executive Officer of Chrysler Corporation other than
           Messrs. Eaton, Lutz, Denomme and Valade.
11         Statement regarding computation of earnings per common share (Filed with this report).
15A        Letter, dated October 11, 1995, re unaudited interim information (Filed with this report).
15B        Letter, dated October 11, 1995, re unaudited interim information (Filed with this report).
27         Financial Data Schedule for the nine months ended September 30, 1995 (Filed with this report).