Form 10-K405
period 1995-12-31
CHRYSLER CORP /DE
filed 1996-01-19
CIK 791269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               FORM 10-K -- ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
            /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR
          / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER 1-9161

                              CHRYSLER CORPORATION
             (Exact name of registrant as specified in its charter)

                               STATE OF DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                  1000 CHRYSLER DRIVE, AUBURN HILLS, MICHIGAN
                    (Address of principal executive offices)
                                   38-2673623
                                (I.R.S. Employer
                              Identification No.)

                                   48326-2766
                                   (Zip Code)

                                 (810) 576-5741
               Registrant's telephone number, including area code

    Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS                            WHICH REGISTERED
        ------------------------------------------   ------------------------------------------
        Common Stock, $1.00 par value;               New York Stock Exchange
        Rights to Purchase Junior Participating      Chicago Stock Exchange
          Cumulative Preferred Stock, $1.00          Pacific Stock Exchange
          par value                                  Philadelphia Stock Exchange
        10.95% Debentures Due 2017                   New York Stock Exchange
        10.40% Notes Due 1999                        New York Stock Exchange
        Auburn Hills Trust Guaranteed
          Exchangeable Certificates Due 2020         New York Stock Exchange

    The Common Stock of the Registrant is listed for trading on the following additional stock exchanges:

        Montreal Stock Exchange                      Montreal, Quebec, Canada
        Toronto Stock Exchange                       Toronto, Ontario, Canada
        The Stock Exchange, London                   London, England
        Paris Stock Exchange                         Paris, France
        The Swiss Stock Exchange                     Zurich, Switzerland
        Frankfurt Stock Exchange                     Frankfurt, Germany
        Tokyo Stock Exchange                         Tokyo, Japan
        Berlin Stock Exchange                        Berlin, Germany
        Munich Stock Exchange                        Munich, Germany
        Amsterdam Stock Exchange                     Amsterdam, Netherlands

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $20.85 billion as of December 31, 1995.

    The registrant had 378,314,267 shares of Common Stock outstanding as of December 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information in Chrysler Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CHRYSLER CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.
                   Item 1.                                   Business......................   3 - 17
                   Item 2.                                   Properties....................  17 - 18
                   Item 3.                                   Legal Proceedings.............  18 - 21
                   Item 4.                                   Submission of Matters to a
                                                             Vote of Security Holders......    21
                   Executive Officers of the Registrant
                   (Unnumbered Item)                         ..............................    21
PART II.
                   Item 5.                                   Market for the Registrant's
                                                             Common Equity and Related
                                                             Stockholder Matters...........    22
                   Item 6.                                   Selected Financial Data.......    23
                   Item 7.                                   Management's Discussion and
                                                             Analysis of Financial
                                                             Condition and Results of
                                                             Operations....................  24 - 31
                   Item 8.                                   Financial Statements and
                                                             Supplementary Data............  32 - 65
                   Item 9.                                   Changes in and Disagreements
                                                             with Accountants on Accounting
                                                             and Financial Disclosure......    66
PART III.
                   Items 10, 11, 12 and 13.                  (Incorporated by reference
                                                             from Chrysler Corporation's
                                                             definitive Proxy Statement
                                                             which will be filed with the
                                                             Securities and Exchange
                                                             Commission, pursuant to
                                                             Regulation 14A, not later than
                                                             120 days after the end of the
                                                             fiscal year)..................    66
PART IV.
                   Item 14.                                  Exhibits, Financial Statement
                                                             Schedules and Reports on Form
                                                             8-K...........................  66 - 83
SIGNATURES.................................................................................  84 - 85

                                     PART I
                                    --------

ITEM 1. BUSINESS
        --------

                              CHRYSLER CORPORATION
                              --------------------

                                    GENERAL
                                    -------

     Chrysler Corporation was incorporated under the laws of the State of Delaware on March 4, 1986, and is the surviving corporation following mergers with a number of its operating subsidiaries, including Chrysler Motors Corporation which was originally incorporated in 1925.

     Chrysler Corporation and its consolidated subsidiaries ("Chrysler") operate in two principal industry segments: automotive operations and financial services. Automotive operations include the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Financial services include the operations of Chrysler Financial Corporation and its consolidated subsidiaries ("CFC"), which are engaged principally in providing consumer and dealer automotive financing for Chrysler's products. Chrysler also participates in short-term vehicle rental activities through certain of its subsidiaries (the "Car Rental Operations") and engages in aircraft modification and the manufacture of electronics products and systems through its Chrysler Technologies Corporation subsidiary. Chrysler's principal executive offices are located at Chrysler World Headquarters, 1000 Chrysler Drive, Auburn Hills, Michigan 48326-2766. The telephone number of those offices is (810) 576-5741.

                             AUTOMOTIVE OPERATIONS
                             ---------------------

     Chrysler manufactures, assembles and sells cars and trucks under the brand names Chrysler, Dodge, Plymouth, Eagle and Jeep(R), and related automotive parts and accessories, primarily in the United States, Canada and Mexico ("North America"). Passenger cars are offered in various size classes and models. Chrysler produces trucks in pickup, sport-utility and van/wagon models, which constitute the largest segments of the truck market. Chrysler also purchases and distributes certain passenger cars manufactured in Japan by Mitsubishi Motors Corporation ("MMC"), as well as cars manufactured in the United States by MMC's subsidiary, Mitsubishi Motors Manufacturing of America ("MMMA"), formerly Diamond-Star Motors Corporation.

     Although Chrysler currently sells most of its vehicles in the United States, Canada and Mexico, Chrysler also participates in other international markets through its subsidiaries, Chrysler Motors de Venezuela, S.A., Chrysler Japan Sales Limited ("CJSL"), Chrysler do Brasil Comercial Exportadora Importadora Ltda., and Chrysler Sales & Services (Thailand) Ltd., and indirectly through its minority investments in Beijing Jeep Corporation, Ltd. and Arab American Vehicles Company. Chrysler sells to independent distributors in Europe and other world markets vehicles which are produced in North America by Chrysler and in Austria by Eurostar Automobilwerk Ges.mb.H & Co. KG ("Eurostar"), a joint venture between Chrysler and Steyr-Daimler-Puch Fahrzeugtechnik ("Steyr") in Graz, Austria.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler has sold certain assets and businesses which are not related to its core automotive business, and is exploring the sale of other such assets and businesses in the near term.

THE AUTOMOTIVE INDUSTRY IN NORTH AMERICA
----------------------------------------

     The automotive industry in North America is highly competitive with respect to a number of factors, including vehicle quality, price, development and introduction time, appearance, size, special options, distribution organization, warranties, reliability, safety, fuel economy, dealer service and financing terms. As a result, Chrysler's ability to increase vehicle prices and to use retail sales incentives effectively are significantly affected by the pricing actions and sales programs of its principal competitors. Moreover, the introduction of new products by other manufacturers may adversely affect the market shares of competing products made by

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

THE AUTOMOTIVE INDUSTRY IN NORTH AMERICA -- CONTINUED
-----------------------------------------------------

Chrysler. Recently, Chrysler has been very successful in bringing new products to market, in greatly reduced vehicle development time. However, many of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to new competitor offerings, substantial changes in consumer preferences, governmental regulations, or adverse economic conditions in North America.

     Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and market its products successfully. The success of Chrysler's new vehicles will depend on a number of factors, including general economic conditions, competition, consumer acceptance, product quality, new product development, the effect of governmental regulation and the strength of Chrysler's marketing and dealer networks. As both Chrysler and its competitors plan to introduce new products, Chrysler cannot predict the market shares its new products will achieve. Moreover, Chrysler is substantially committed to its product plans and would be adversely affected by events requiring a major shift in product development.

     Chrysler's principal competitors in North America are General Motors Corporation and Ford Motor Company. In addition, a number of foreign automotive companies own and operate manufacturing and/or assembly facilities in North America ("transplants"), and there are a number of other foreign manufacturers that distribute automobiles and light-duty trucks in North America.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

        AUTOMOTIVE OPERATIONS -- CONTINUED
        ----------------------------------

        UNITED STATES
        --------------

     The tables below set forth comparative market share data for retail sales of cars and trucks in the United States for the major manufacturers (including cars and trucks imported by them) and for foreign-based manufacturers, and unit sales of passenger cars and trucks (including imports) by Chrysler.

                                                                  YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------
                                                       1995      1994      1993      1992      1991
                                                       -----     -----     -----     -----     -----
                                                                (PERCENT OF TOTAL INDUSTRY)
U.S. Car Market Share(1):
-------------------------
  U.S. Manufacturers (Including Imports):
     General Motors.................................    33.9%     34.0%     34.1%     34.6%     35.6%
     Ford...........................................    20.7      21.6      22.1      21.6      20.1
     Chrysler.......................................     9.1       9.0       9.8       8.3       8.6
                                                       -----     -----     -----     -----     -----
       Total U.S. Manufacturers.....................    63.7      64.6      66.0      64.5      64.3
  Foreign-Based Manufacturers(2):
     Japanese.......................................    29.7      29.5      29.1      30.1      30.4
     All Other......................................     6.6       5.9       4.9       5.4       5.3
                                                       -----     -----     -----     -----     -----
       Total Foreign-Based Manufacturers............    36.3      35.4      34.0      35.5      35.7
                                                       -----     -----     -----     -----     -----
          Total.....................................   100.0%    100.0%    100.0%    100.0%    100.0%
                                                       =====     =====     =====     =====     =====
U.S. Truck Market Share(1)(3):
------------------------------
  U.S. Manufacturers (Including Imports):
     General Motors.................................    29.9%     30.9%     31.4%     32.2%     32.9%
     Ford...........................................    31.9      30.1      30.5      29.7      28.9
     Chrysler.......................................    21.3      21.7      21.4      21.1      18.4
     All Other......................................     2.0       2.0       1.9       1.8       2.0
                                                       -----     -----     -----     -----     -----
       Total U.S. Manufacturers.....................    85.1      84.7      85.2      84.8      82.2
  Foreign-Based Manufacturers(2):
     Japanese.......................................    12.7      13.5      13.2      13.9      16.5
     All Other......................................     2.2       1.8       1.6       1.3       1.3
                                                       -----     -----     -----     -----     -----
       Total Foreign-Based Manufacturers............    14.9      15.3      14.8      15.2      17.8
                                                       -----     -----     -----     -----     -----
          Total.....................................   100.0%    100.0%    100.0%    100.0%    100.0%
                                                       =====     =====     =====     =====     =====
                                                                      (IN THOUSANDS)
Unit Sales(1):
---------------
  U.S. Car Retail Sales:
     Total Industry.................................   8,635     8,990     8,518     8,214     8,174
     Chrysler.......................................     786       812       834       680       703
  U.S. Truck Retail Sales(3):
     Total Industry.................................   6,481     6,421     5,681     4,904     4,367
     Chrysler.......................................   1,378     1,392     1,214     1,033       805

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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

UNITED STATES -- CONTINUED
--------------------------

     Competition from foreign car and truck manufacturers, in the form of both exports to the United States and sales by transplants, is substantial. The market share for foreign passenger cars sold in the United States
(including transplants) was 36.3 percent in 1995, compared to 35.4 percent in 1994. The market share for foreign trucks sold in the United States (including transplants) was 14.9 percent in 1995, compared to 15.3 percent in 1994. Vehicles assembled in the United States by Japanese manufacturers have significantly contributed to the market share obtained by foreign-based manufacturers. Japanese transplant sales accounted for approximately 18.5 percent of the U.S. passenger car market and 5.3 percent of the U.S. truck market in 1995, compared to 16.1 percent and 5.6 percent, respectively, in 1994.

CHRYSLER CANADA LTD.
--------------------

     Chrysler's consolidated subsidiary, Chrysler Canada Ltd. ("Chrysler Canada"), operates manufacturing and assembly facilities and sales and distribution networks in Canada. Chrysler Canada, whose operations are substantially integrated with Chrysler's U.S. operations, manufactures components and assembles minivans, mid-size and large sedans, and full-size vans.

     In 1995 and 1994, Chrysler Canada shipped 540,493 and 692,615 vehicles, respectively, the majority of which were sold outside of Canada. Chrysler Canada's retail sales totaled 225,122 vehicles in 1995 and 247,752 vehicles in 1994, the majority of which were manufactured outside of Canada. Chrysler Canada's retail unit sales of cars accounted for 14.6 percent and 15.7 percent of the Canadian car market in 1995 and 1994, respectively. In 1995, retail unit sales of trucks accounted for 25.8 percent of the Canadian truck market compared with 25.7 percent in 1994. In 1995, Chrysler Canada ranked third in the Canadian industry in retail unit sales of both cars and trucks.

CHRYSLER DE MEXICO S.A.
-----------------------

     Chrysler's consolidated subsidiary, Chrysler de Mexico S.A. ("Chrysler Mexico"), operates assembly and manufacturing facilities in Mexico, producing vehicles and components for both Mexican and export markets. In addition, Chrysler Mexico provides certain major automobile components to Chrysler, including engines and air conditioning condensers.

     Chrysler Mexico manufactured 207,004 vehicles in 1995 and 238,888 vehicles in 1994. Of these totals, 26,503 vehicles and 77,832 vehicles were sold in Mexico in 1995 and 1994, respectively. Sales of vehicles exported to Mexico were not significant in 1995 or 1994. The decrease in vehicles manufactured and sold in Mexico was primarily attributable to unfavorable economic conditions in Mexico, commencing with the devaluation of the Mexican peso in December 1994. Chrysler's operating results will continue to be adversely affected to the extent that the unfavorable economic conditions in Mexico continue.

     Chrysler Mexico's vehicle sales accounted for 14.6 percent of the Mexican wholesale car market and 16.9 percent of the Mexican wholesale truck market in 1995, compared with 13.1 percent and 19.4 percent, respectively, in 1994. Within the Mexican industry, Chrysler Mexico's wholesale unit sales ranked fourth in both cars and trucks in 1995. In 1995, overall wholesale industry sales in Mexico are estimated to have been approximately 235,500 units, compared with 620,000 units in 1994, a decrease of 62.0 percent. Although Chrysler expects the economic conditions in Mexico to improve slightly in 1996, Chrysler cannot predict when the Mexican automotive industry sales will return to predevaluation levels.

INTERNATIONAL OPERATIONS
------------------------

     Chrysler's automotive operations in Europe consist primarily of manufacturing operations in Austria, where Jeep Grand Cherokees and Chrysler Voyagers are produced, and the export of finished vehicles and

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------
INTERNATIONAL OPERATIONS -- CONTINUED
-------------------------------------
component kits produced in North America to independent foreign distributors and local manufacturers. In addition, Chrysler opened a parts distribution center in 1995 and will open a European Headquarters Office in Brussels, Belgium in 1996.

     Chrysler's Latin American operations include an assembly facility in Venezuela. During 1995, Chrysler established wholly owned distribution companies in Brazil and Argentina and announced its intent to establish a manufacturing facility in Argentina to produce vehicles for sale in South America. Production of the Chrysler Neon will begin in Venezuela in 1996 and the Jeep Grand Cherokee will be produced in Argentina beginning in 1997.

     Chrysler's automotive operations in Asia consist of both manufacturing and assembly of Jeep vehicles in Beijing, China and assembly of component kits in Malaysia and Indonesia. During 1995, Chrysler expanded its presence in Asia by purchasing a majority interest in its Japanese distributor (CJSL), opening a parts distribution center in Singapore and entering into a joint-venture in Thailand to sell Chrysler products. In addition, Chrysler received a license to build a plant in Vietnam, where assembly of Dakota pickup trucks is anticipated. Chrysler also has an equity interest in a company with manufacturing and assembly facilities in Egypt.

     Chrysler expects to continue to focus on growth opportunities in major markets such as Western Europe, Japan and China and will explore developing markets in South America, Eastern Europe and the Asia-Pacific region. New manufacturing and joint venture operations could be established if market conditions, sales levels and profitability opportunities are consistent with Chrysler's corporate objectives.

     Chrysler's expansion strategy in international markets includes integrating international and North American product development which enables Chrysler to make European and right-hand-drive versions available overseas shortly after left-hand-drive versions debut in the U.S. During 1995, right-hand-drive and diesel engine options have been added to many product lines to enhance product acceptance and growth opportunities in international markets. By the end of 1996, five right-hand-drive models (Chrysler Neon, Chrysler Voyager and Jeep Cherokee, Grand Cherokee and Wrangler) will be available in certain markets, such as the United Kingdom, Australia, South Africa and Japan.

     Chrysler shipped 168,860 vehicles to international markets in 1995, an increase of 23 percent from 1994. Chrysler sold 90,016 units in European markets and 78,844 units in other world markets, primarily Japan, Taiwan and the Middle East. In addition, Chrysler exported 40,892 kits to worldwide affiliates for assembly in 1995, compared to 24,272 kits in 1994. The majority of the kits were Jeep products shipped to China, Indonesia and Venezuela.

     Eurostar sold 37,063 minivans in 1995, compared to 38,830 in 1994. The decline in minivan sales was primarily attributable to the launch of Chrysler's all-new minivans at the Graz, Austria assembly plant in the third quarter of 1995. In addition, Chrysler, under an assembly agreement with Steyr, began production of Jeep Grand Cherokees in Austria during the fourth quarter of 1994 for European and other world markets.

     Chrysler presently does not have significant risks related to changes in currency exchange rates as Chrysler is primarily a North American automotive company. Chrysler does, however, have international component sourcing and growing international sales. When Chrysler sells vehicles outside the United States or purchases components from suppliers outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. The primary foreign currencies in which Chrysler has activities are the German mark, French franc, Japanese yen, Canadian dollar, Mexican peso, Taiwan dollar, Austrian schilling and British pound. To the extent possible, receipts and disbursements in a specific currency are offset against each other. In addition, Chrysler periodically initiates hedging activities by entering into currency exchange agreements, consisting primarily of currency forward contracts and purchased currency options, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. Chrysler also

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------
INTERNATIONAL OPERATIONS -- CONTINUED
-------------------------------------
utilizes written currency options to effectively close out existing purchased currency options. At December 31, 1995, Chrysler had currency exchange agreements for the German mark, French franc, Japanese yen and British pound. Chrysler's operating results are affected by changes in currency exchange rates during the period in which transactions are executed, to the extent that hedge coverage does not exist. However, the impact of any changes in currency exchange rates on unhedged transactions is not expected to be material to Chrysler's operating results or financial position.

     Chrysler does not use derivative financial instruments for trading purposes. Chrysler's hedging activities are based upon purchases and sales which are exposed to foreign currency risk. The currency exchange agreements which provide hedge coverage typically mature within two years of origination, consistent with the underlying purchase or sales commitment. These hedging instruments are periodically modified as existing commitments are fulfilled and new commitments are made. Chrysler's management believes that its hedging activities have been effective in reducing Chrysler's limited risks related to currency exchange fluctuations.

MITSUBISHI MOTORS CORPORATION
-----------------------------

     Under the terms of the United States Distribution Agreement ("USDA") in effect between Chrysler and MMC, which terminates in March 1998, Chrysler imports and distributes selected models of passenger cars manufactured by MMC in Japan. In 1995, Chrysler sold 14,823 MMC-manufactured vehicles in the United States, representing less than one percent of Chrysler's U.S. retail vehicle sales. In 1994, Chrysler sold 28,849 MMC-manufactured vehicles in the United States, representing slightly more than one percent of Chrysler's U.S. retail vehicle sales. An agreement similar to the USDA is in effect covering the Canadian market. Chrysler's imported vehicles have posted relatively low sales in recent years. As a result, during 1996, Chrysler and MMC plan to consider an early termination of the existing USDA.

     In addition to passenger cars, Chrysler purchases 2.5-liter and 3.0-liter V-6 engines from MMC for use in the production of certain minivans and other vehicles. Chrysler purchased approximately 372,000 such engines during 1995. MMMA produces small sporty cars in the United States for Chrysler and Mitsubishi Motor Sales of America. Pursuant to a distribution agreement that terminates in July 1999, Chrysler retains the right to purchase vehicles up to a specific maximum allocation that has been agreed to by the parties for each model year.

     In addition, Chrysler will provide engines and transmissions for use in certain MMMA vehicles. Chrysler's sales of MMMA-manufactured vehicles in 1995 and 1994 represented 3.7 and 1.7 percent, respectively, of Chrysler's U.S. retail vehicle sales volume in each period. Chrysler does not anticipate any major changes to its MMMA distribution agreement during 1996.

     Chrysler previously owned an equity interest in both MMC and MMMA. Chrysler sold its 50 percent interest in MMMA to MMC, its partner in the joint venture, in October 1991. Chrysler subsequently sold its equity interest in MMC in 1992 and 1993.

SEGMENT INFORMATION
-------------------

     Industry segment and geographic area data for 1995, 1994 and 1993 are summarized in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17.

SEASONAL NATURE OF BUSINESS
---------------------------

     Reflecting retail sales fluctuations of a seasonal nature, production varies from month to month in the automotive business. In addition, the changeover period related to model year introductions has traditionally

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------
SEASONAL NATURE OF BUSINESS -- CONTINUED
----------------------------------------
occurred in the third quarter of each year. Accordingly, third quarter operating results are generally less favorable than those in the other quarters of the year.

AUTOMOTIVE PRODUCT PLANS
------------------------

     Chrysler's automotive design and development activities are organized into cross-functional product development groups called "platform teams." The platform team system is designed to improve communications, reduce the design and development time of new vehicles, improve product quality, and reduce the cost of developing new vehicle lines. The platform team concept has contributed significantly to Chrysler's success in recent years.

     Chrysler introduced an all-new compact car marketed as the Chrysler Cirrus in the third quarter of 1994. The Cirrus offers newly designed engines, includes driver and passenger airbags, and utilizes Chrysler's "cab-forward" design. The Cirrus received the Motor Trend Car of the Year Award in 1995. A Dodge version of the vehicle, the Dodge Stratus, was introduced in the first quarter of 1995. In addition, a Plymouth version of the vehicle, the Plymouth Breeze, was added in the 1996 model year.

     Chrysler added the Dodge Avenger in the third quarter of 1994 and introduced the Chrysler Sebring in the first quarter of 1995. These two-door coupes compete in the mid-specialty segment and are built exclusively for Chrysler by MMMA.

     Chrysler introduced its all-new minivan in the first quarter of 1995. The new Chrysler Town & Country, Dodge Caravan, and Plymouth Voyager provide many unique product features, including a driver's side sliding door. Despite its classification as a truck, the Dodge Caravan was named the Motor Trend Car of the Year in 1996. Chrysler held 42.1 percent and 43.4 percent of the U.S. minivan segment in 1995 and 1994, respectively. In spite of increased competition in this segment and reduced availability due to model changeover, retail sales of Chrysler minivans in the United States were 493,997 in 1995, compared to 513,163 in 1994.

     The Chrysler Sebring convertible, which utilizes "cab-forward" styling in a convertible model, was added to Chrysler's product lineup in the 1996 model year.

     In January 1996, Chrysler announced its intent to produce the Plymouth Prowler convertible as a 1997 1/2 model unique to the Plymouth brand. The Prowler draws on the heritage of "street rods" for its retro styling cues, but offers all the technology and customer convenience of a '90s production car. As a small volume niche vehicle, the Prowler will serve as a technology testbed for aluminum body and chassis applications.

     Chrysler will begin production of a substantially redesigned Jeep Wrangler in early 1996. It includes an all-new suspension, front and rear, an all-new interior with an integrated instrument panel, and improved front and rear passenger accommodations, while maintaining Wrangler's traditional exterior styling and rugged appearance. Also included are driver and passenger airbags.

     In March 1996, Chrysler will launch the new Viper GTS, a coupe version of the original Viper roadster which was the first vehicle developed under Chrysler's platform team system. In addition, the Dodge Dakota pickup truck will undergo a major renewal for the 1997 model year.

AUTOMOTIVE MARKETING
--------------------

     New passenger cars and trucks are sold at retail by dealers who have sales and service agreements with Chrysler. The dealers purchase cars, trucks, parts and accessories from Chrysler for sale to retail customers. In the United States, Chrysler had 4,652 dealers at December 31, 1995 compared with 4,687 at December 31,

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

AUTOMOTIVE MARKETING -- CONTINUED
---------------------------------

1994. Chrysler Canada had 609 dealers at December 31, 1995 compared with 607 dealers at December 31, 1994.

     The quality and strength of Chrysler's dealer organization will have an important impact on future sales. Chrysler maintains programs to provide dealership operating capital through equity investments where sufficient private capital is not available. The programs anticipate that the dealer receiving such assistance will eventually use its share of the dealership profits to purchase Chrysler's equity investment. Chrysler's equity interest in U.S. and Canadian dealerships totaled $22 million in 51 dealerships as of December 31, 1995, compared with $28 million in 64 dealerships as of December 31, 1994.

     Chrysler continues to focus on quality customer service. A redesigned customer satisfaction survey process provides Chrysler and its franchised dealers continuous customer feedback regarding dealer sales, service and parts operations. In addition, the Chrysler Customer Center is designed to promote customer satisfaction and communicate customer concerns to dealers and internally to vehicle platform teams.

MANUFACTURED AND PURCHASED COMPONENTS AND MATERIALS
---------------------------------------------------

     Chrysler continues to focus on its core automotive business. Chrysler manufactures most of its requirements for engines, transmissions and transaxles, certain body stampings, electronic components, and fabricated glass parts.

     Chrysler purchases materials, parts and other components from numerous unaffiliated suppliers. Chrysler used approximately 1,150 suppliers of productive materials in 1995, compared to approximately 1,250 used in 1994. Interruptions in production or delivery of these productive materials could adversely affect Chrysler. Chrysler purchases a larger portion of its productive materials from unaffiliated suppliers than do its principal competitors and expects to continue purchasing its requirements for these items rather than manufacturing them.

GOVERNMENT REGULATION
---------------------

VEHICLE REGULATION
------------------

     Fuel economy, safety and emissions regulations and standards applicable to motor vehicles have been issued from time to time under a number of federal statutes, including the National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act"), the Clean Air Act, Titles I and V of the Motor Vehicle Information and Cost Savings Act and the Noise Control Act of 1972. In addition, the State of California has promulgated exhaust emission standards, some of which are more stringent than the federal standards. Other states may, under the Clean Air Act, adopt vehicle emission standards identical to those adopted by the State of California. The States of New York, Massachusetts, Connecticut, Maine, and New Jersey have also adopted California standards and several other states are considering similar action. Federal courts have generally upheld New York and Massachusetts' adoption of the California standards.

Vehicle Emissions Standards

     Under the Clean Air Act, auto manufacturers are required, among other things, to significantly reduce tailpipe emissions of polluting gases from automobiles and light trucks and are obligated to recall vehicles for failure to meet emission standards for a period of ten years or 100,000 miles, whichever occurs first. This Act imposes standards for model years through 2003 that require further significant reductions in motor vehicle emissions and directs the U.S. Environmental Protection Agency ("EPA") to study the need for much more stringent emissions standards beginning as early as the 2004 model year. This Act also directs the EPA to

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

VEHICLE REGULATION -- CONTINUED
-------------------------------

Vehicle Emissions Standards -- Continued

review the Federal Test Procedure used to measure vehicle tailpipe emissions. The EPA has issued a Notice of Proposed Rulemaking to impose additional test requirements, potentially increasing the stringency of the test. This Act also may require production of certain vehicles capable of operating on fuels other than gasoline or diesel fuel (alternative fuels) under the Clean Fuel Vehicle Program beginning in the 1998 model year. Chrysler is actively pursuing the development of flexible fuel vehicles capable of operating on both gasoline and either methanol or ethanol blend fuels, as well as the development of vehicles capable of operating on compressed natural gas and liquid petroleum gas.

     The California Air Resources Board ("CARB") has received federal approval, pursuant to the Clean Air Act, for its Low Emission Vehicle Program for a series of passenger car and light truck emission standards that are more stringent than those prescribed by the Clean Air Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low-emission vehicles. Included in this program is a requirement that a specified percentage of each manufacturer's California light-duty production volume, beginning at two percent in 1998 and increasing to ten percent in 2003, be zero-emission vehicles ("ZEVs") that produce no emissions of regulated pollutants. Chrysler has entered into a consortium of vehicle manufacturers, electric utilities and the U.S. Department of Energy to develop new battery technology for use in electric vehicles which would qualify as ZEVs and has built a limited number of experimental prototype electric vehicles using existing advanced battery technology. On December 21, 1995, the CARB directed its staff to finalize a plan to modify the ZEV mandate for model years 1998 - 2002. If adopted, the plan would suspend the ZEV mandate until model year 2003, and the program will be replaced by market-based action along with continued research and development on ZEVs as well as a ZEV demonstration program in California.

     On December 19, 1994, the Administrator of the EPA responded to a petition filed by the Ozone Transport Commission ("OTC"), a group of 12 Northeast states and the District of Columbia. The response held that the states comprising the OTC must either adopt the California vehicle emissions standards or a 49 state program advocated by the American Automobile Manufacturers Association ("AAMA") (of which Chrysler is a member) and the Association of International Automobile Manufacturers ("AIAM"). The Administrator's decision does not require the states that adopt California's general vehicle emission standards to adopt California's ZEV requirement, but permits the states to adopt the ZEV requirement if they elect to do so. New York, Massachusetts and Maine have adopted the California general standards as well as the California ZEV requirement. Connecticut and New Jersey have adopted the general standards but not the ZEV requirement. The EPA issued a Notice of Proposed Rulemaking on October 10, 1995, detailing a voluntary 49 state National Low Emission Vehicle Program which might form the basis of a 49 state program of the type advocated by AAMA and AIAM.

     The Clean Air Act also requires full implementation of on-board diagnostic systems ("OBD") on 1996 model year light-duty vehicles. California has its own OBD requirements which are more stringent than the federal requirements. These OBD requirements are of concern because they may cause increased warranty costs and additional recalls.

CAFE

     The Motor Vehicle Information and Cost Savings Act, as amended by the Energy Policy and Conservation Act, requires vehicle manufacturers to provide vehicles that comply with federally mandated Corporate Average Fuel Economy ("CAFE") standards. Under this Act, a manufacturer earns credits for

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

VEHICLE REGULATION -- CONTINUED
-------------------------------

CAFE -- Continued

exceeding the applicable fuel economy standards; however, fuel economy credits earned on cars may not be used for trucks. Failure to meet the average fleet fuel economy standards can result in the imposition of penalties unless a manufacturer has sufficient fuel economy credits from the preceding three years or projects that it will generate sufficient credits over the succeeding three years. Chrysler is in substantial compliance with passenger car CAFE requirements and anticipates continued compliance with such requirements. Chrysler anticipates compliance with light-duty truck CAFE through the use of carryback and carryforward credits. In addition, the Energy Tax Act of 1978 imposes a graduated "Gas Guzzler" tax on automobiles with a fuel economy rating below specified levels.

     From time to time there have been federal legislative and administrative initiatives that would increase CAFE standards from their current levels. In addition, the National Highway Traffic Safety Administration ("NHTSA") has initiated rulemaking to set more stringent light truck CAFE standards for the 1998-2006 model years. A significant increase in those requirements could be costly to Chrysler and could result in significant restrictions on the products Chrysler offers.

Vehicle Safety

     Under the Safety Act, NHTSA is required to establish federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. NHTSA has announced its intention to upgrade certain existing standards and to establish additional standards in the future. Chrysler expects to be able to comply with those standards.

Vehicle Recalls

     Under the Clean Air Act, the EPA may require manufacturers to recall and repair vehicles that fail to meet emission standards established under that Act. Similarly, the Act authorizes the State of California to require recalls for vehicles that fail to meet its emissions standards.

     The Safety Act authorizes NHTSA to investigate reported vehicle problems and to order a recall if it determines that a safety-related defect exists. NHTSA conducted an engineering analysis of the rear liftgate latches in Chrysler's 1984-1995 model year minivans (approximately 4 million vehicles) as a result of allegations that some latches open during collisions. On October 25, 1995, NHTSA closed this investigation and announced that it was satisfied with Chrysler's voluntary service action to replace the latches in these minivans. Chrysler began its latch replacement service action in September 1995 and expects to complete it by the end of 1996.

     Chrysler's emissions and safety-related recall costs vary widely from year to year, and could be significant in future periods, depending on the corrective action required to remedy a particular condition and the number of vehicles involved.

STATIONARY SOURCE REGULATION
----------------------------

     Chrysler's assembly, manufacturing and other operations are subject to substantial environmental regulation under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Pollution Prevention Act of 1990 and the Toxic Substances Control Act, as well as a substantial volume of state legislation paralleling and, in some cases, imposing more stringent obligations than the federal requirements. These regulations impose severe restrictions on air and water-born discharges of pollution from

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------
GOVERNMENT REGULATION -- CONTINUED
----------------------------------
STATIONARY SOURCE REGULATION -- CONTINUED
-----------------------------------------

Chrysler facilities, the handling of hazardous materials at Chrysler facilities and the disposal of wastes from Chrysler operations. Chrysler is faced with many similar requirements in its operations in Canada and is facing increased governmental regulation and environmental enforcement in Mexico.

     While Chrysler is unable to predict the exact level of expenditures that will be required to develop and implement new technology in its North American facilities, since federal and state requirements are not fully defined, Chrysler expects its capital requirements for the period 1996 through 2000 will be approximately $500 million. Of this total, Chrysler estimates that $130 million will be spent in 1996 and $60 million will be spent in 1997. Substantially all of these expenditures are included in Chrysler's planned disbursements for new product development and the acquisition of productive assets over the 1996 to 2000 period. In addition, the extensive federal-state permit program established by the Clean Air Act may reduce operational flexibility and cause delays in upgrading Chrysler's production facilities in the United States.

Clean Air Act

     Pursuant to the Clean Air Act, states are required to amend their implementation plans to require more stringent limitations and other controls on the quantity of pollutants which may be emitted into the atmosphere to achieve national ambient air quality standards established by the EPA. In addition, the Clean Air Act requires reduced emissions of substances that are classified as hazardous, toxic or that contribute to acid deposition, imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states, and expands federal authority to impose severe penalties and criminal sanctions. The Clean Air Act also allows states to adopt standards more stringent than those required by the Clean Air Act. Most recent reports filed with the EPA pursuant to the Superfund Amendments and Reauthorization Act of 1986 indicate that, for calendar year 1994, releases and emissions of chemicals and toxins by Chrysler were reduced by more than 70 percent from comparable 1987 levels, even though vehicle production increased more than 10% during this period.

Environmental Liabilities

     The EPA and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 101 sites involved in the foregoing matters at December 31, 1995. Chrysler may also incur remediation costs at an additional 45 of its active or deactivated facilities. Chrysler's reserves for these environmental matters totalled $271 million as of December 31, 1995. Chrysler periodically evaluates and revises estimates for environmental liabilities based on expenditures against established reserves and the availability of additional information.

     Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that final resolution of some of these matters may require Chrysler to make significant expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------
GOVERNMENT REGULATION -- CONTINUED
----------------------------------
STATIONARY SOURCE REGULATION -- CONTINUED
-----------------------------------------

Environmental Liabilities -- Continued

estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, Chrysler believes that any resulting liability should not materially affect its consolidated financial position.

                               FINANCIAL SERVICES
                               ------------------

     CFC, Chrysler's wholly owned subsidiary, is a financial services organization that provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance and dealership facility development and management primarily for Chrysler dealers and their customers. CFC, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926.

     CFC's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others include securitized automotive receivables and retail leases. At December 31, 1995, receivables serviced for others accounted for 66 percent of CFC's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                                                   1995       1994       1993       1992       1991
                                                  -------    -------    -------    -------    -------
                                                               (IN MILLIONS OF DOLLARS)
Automotive financing...........................   $35,696    $29,962    $25,011    $22,481    $24,220
Nonautomotive financing........................     2,391      2,775      3,251      7,657      9,486
                                                  -------    -------    -------    -------    -------
Total..........................................   $38,087    $32,737    $28,262    $30,138    $33,706
                                                  =======    =======    =======    =======    =======

     Due to the significant and increasing portion of CFC's business that relates to Chrysler, lower levels of production and sales of Chrysler automotive products would likely result in a reduction in the level of finance operations of CFC.

Automotive Financing

     CFC is the major source of wholesale and retail financing for Chrysler vehicles throughout North America. CFC also offers dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies independent of, and affiliated with, Chrysler. The automotive financing operations of CFC are conducted through 95 branches in the United States, Canada (Chrysler Credit Canada Ltd.) and Mexico (Chrysler Comercial S.A. de C.V.).

     During 1995, CFC financed or leased approximately 1,031,000 new and used vehicles at retail in the United States, including approximately 594,000 new Chrysler passenger cars and light-duty trucks, representing 27 percent of Chrysler's U.S. retail and fleet deliveries. In 1995, the average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $364. The average new contract balance was $18,934 and the average original term was 52 months. In the U.S., CFC also financed approximately 1,632,000 new Chrysler passenger cars and light-duty trucks at wholesale representing 74 percent of Chrysler's U.S. factory shipments in 1995.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
FINANCIAL SERVICES -- CONTINUED
-------------------------------
Nonautomotive Financing
-----------------------

     CFC conducts its nonautomotive finance business through its subsidiaries, Chrysler Capital Corporation and Chrysler First Inc. At December 31, 1995, the nonautomotive receivables managed throughout the United States consisted of $712 million of commercial loans and leases and $1.7 billion of leveraged leases.

Automotive Insurance
--------------------

     Chrysler Insurance Company and its subsidiaries ("Chrysler Insurance") provide specialized insurance coverages for automotive dealers and their customers in the United States and Canada. Chrysler Insurance's property and casualty business includes physical damage, garage liability, workers' compensation and property and contents coverage provided directly to automotive dealers. Chrysler Insurance also provides vehicle collateral protection and single interest insurance to retail customers and their financing sources.

Automobile Dealership Management
--------------------------------

     Chrysler Realty Corporation ("Chrysler Realty"), is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States. Chrysler Realty typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1995, Chrysler Realty controlled 840 sites (of which 271 were owned by Chrysler Realty).

Funding
--------

     Receivable sales are a significant source of funding. Net proceeds from the sale of automotive retail receivables were $6.5 billion during 1995 compared to $6.4 billion in 1994. Securitization of revolving wholesale account balances provided funding which aggregated $6.7 billion and $3.8 billion at December 31, 1995 and 1994, respectively. During 1995, CFC issued $4.3 billion of term debt (primarily medium term notes), repaid term debt of $1.1 billion and reduced the level of commercial paper by $1.9 billion.

     During the second quarter of 1995, CFC entered into new revolving credit facilities which replaced its existing U.S. and Canadian revolving credit and receivable sale facilities. The new facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. As of December 31, 1995, no amounts were outstanding under these facilities.

     CFC uses derivative financial instruments to manage funding costs and its exposure arising from changes in interest rates and currency exchange rates. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts and currency exchange agreements. CFC does not use derivative financial instruments for trading purposes.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
FINANCIAL SERVICES -- CONTINUED
-------------------------------
Funding -- Continued
--------------------

     CFC's outstanding debt at December 31, in each of the five most recent years was as follows:

                                                                      DECEMBER 31
                                                   --------------------------------------------------
                                                    1995       1994       1993      1992       1991
                                                   -------    -------    ------    -------    -------
                                                                (IN MILLIONS OF DOLLARS)
Short-term notes (primarily commercial paper)...   $ 2,435    $ 4,315    $2,772    $   352    $   339
Bank borrowings under revolving credit
  facilities....................................        --         --        --      5,924      6,633
Senior term debt................................     9,234      6,069     5,139      4,436      6,742
Subordinated term debt..........................        --         27        77        585        949
Mexico borrowings and other.....................       100        260       447        455        518
                                                   -------    -------    ------    -------    -------
Total...........................................   $11,769    $10,671    $8,435    $11,752    $15,181
                                                   =======    =======    ======    =======    =======

                             CAR RENTAL OPERATIONS
                             ---------------------

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

                            RESEARCH AND DEVELOPMENT
                            ------------------------

     For the years ended December 31, 1995, 1994 and 1993, Chrysler spent $1.4 billion, $1.3 billion, and $1.2 billion, respectively, for company-sponsored research and development activities. These activities relate to the development of new products and services and the improvement of existing products and services, as well as compliance with standards that have been and are being promulgated by the government.

                                   EMPLOYEES
                                   ---------

     At December 31, 1995, Chrysler had a total of approximately 126,000 employees worldwide. Of this total, approximately 85,000 hourly workers and 29,000 salaried workers were employed in the United States and Canada. In the United States and Canada, approximately 95 percent of Chrysler's hourly employees and 22 percent of its salaried employees are represented by unions. Of these represented employees, 97 percent of hourly and 90 percent of salaried employees are represented by the United Automotive, Aerospace, and Agricultural Implement Workers of America ("UAW") or the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW"). The existing national agreements with the UAW and CAW will expire in September of 1996. Chrysler cannot predict the outcome of negotiations with the UAW and CAW as to the renewal of these agreements.

     In 1993, Chrysler negotiated three-year national agreements with the UAW and CAW in the United States and Canada, respectively, without an interruption of production. The UAW contract provides for essentially the same levels of wages and benefits as negotiated by Chrysler's major domestic competitors. The UAW contract retains the job and income security protection program and health care coverage. The job and income security benefit caps were negotiated at the previous contract amount of $612 million with new Supplemental Unemployment Benefits Contingency Accounts of $106 million. The contract also adopted

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------
EMPLOYEES -- CONTINUED
----------------------
provisions expected to abate future increases in labor costs including Cost of Living Allowance diversions, lower new hire rates, and a broadened approach to managed health care.

     Chrysler's pension plans, group life, and health care benefits for active, inactive, and retired employees generally follow the structure of benefits common to the automotive industry. See Part II, Item 8, Notes to Consolidated Financial Statements, Notes 1, 11 and 12 for further information on postemployment benefits, pension plans, and nonpension postretirement benefits.

                             INTELLECTUAL PROPERTY
                             ---------------------

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

ITEM 2. PROPERTIES
        ----------

                             AUTOMOTIVE OPERATIONS
                             ---------------------

     The statements concerning ownership of Chrysler's properties are made without regard to taxes or assessment liens, rights of way, contracts, easements or like encumbrances or questions of survey and are based on the records of Chrysler. Chrysler knows of no material defects in title to, or adverse claims against, any of such properties, nor any existing material liens or encumbrances against Chrysler or its properties.

     Chrysler's manufacturing plants include a foundry, machining plants, metal stamping plants, engine plants, transmission plants, electronic parts plants, an air conditioning equipment plant, glass fabricating plants and other component parts plants. In addition to Michigan, manufacturing plants in the United States are located in Alabama, Indiana, New York, Ohio, Texas and Wisconsin.

     Chrysler's U.S. passenger car assembly plants are located in Sterling Heights and Detroit, Michigan; Belvidere, Illinois and Newark, Delaware. The U.S. truck assembly plants are located in Warren and Detroit, Michigan; Fenton, Missouri; and Toledo, Ohio. Parts depots, warehouses and sales offices are situated in various sections of the United States, while Chrysler's principal engineering and research facilities and its general offices are located in Auburn Hills, Michigan.

     Automotive properties outside the U.S. are owned or leased principally by Chrysler Canada and Chrysler Mexico. Other manufacturing and assembly plants of subsidiaries outside the U.S. are located in Venezuela and Austria.

     Chrysler's technology center in Auburn Hills, Michigan consists of 3.4 million square feet of floor space and includes design, vehicle engineering, manufacturing engineering and pilot build facilities associated with the development of new Chrysler cars and trucks. The technology center was completed and fully occupied in the first half of 1994. The facility was subsequently expanded by approximately 1.0 million square feet of floor space and includes an administrative building, which serves as Chrysler's World Headquarters and principal place of business. The expansion is scheduled for completion in the first half of 1996. In the fourth quarter of 1994, the Board of Directors approved a project to build a new Powertrain Test Center. The Powertrain Test Center will include powertrain test cells, its related support laboratories, emissions development and road test simulators. The building will add approximately 430,000 square feet of floor space to the facility and is scheduled for completion in the year 2000.

ITEM 2. PROPERTIES -- CONTINUED                              PART I -- CONTINUED
-------------------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

     In the opinion of management, Chrysler's properties include facilities which are suitable and adequate for the conduct of its present assembly and component plant requirements. The annual productive capacity of Chrysler's worldwide automotive operations was approximately 2.6 million units in 1995, compared to 2.4 million units in 1994. Chrysler's worldwide assembly plants operated at 95 percent of capacity in 1995, compared to 110 percent of capacity in 1994 (with capacity determined based on two eight-hour shifts). Capacity utilization in 1995 was lower than 1994 primarily as a result of the changeover and launch of Chrysler's all-new minivans during 1995. The launch of Chrysler's all-new minivans was substantially complete by the end of 1995.

                               FINANCIAL SERVICES
                               ------------------

     At December 31, 1995, the following facilities were utilized by CFC in conducting its business:

     (a) executive offices of CFC, Chrysler Insurance and certain other domestic subsidiaries of CFC in Southfield, Michigan;

     (b) a total of 83 branches and 3 customer service centers of CFC located throughout the United States;

     (c) headquarters of Chrysler First Inc. in Allentown, Pennsylvania, and a total of 3 offices in the United States;

     (d) headquarters of Chrysler Capital in Stamford, Connecticut;

     (e) headquarters of Chrysler Realty in Auburn Hills, Michigan; and

     (f) a total of 12 offices used as headquarters and branch offices in Canada and Mexico.

     All of the facilities described above were leased by CFC.

     At December 31, 1995, a total of 271 automobile dealership properties generally consisting of land and improvements, were owned by Chrysler Realty and leased primarily to Chrysler franchised dealers.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Chrysler and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures. Chrysler believes that each of the product and environmental proceedings described below constitutes ordinary routine litigation incidental to the business conducted by Chrysler. See also Note 8 of Notes To Consolidated Financial Statements.

PRODUCT MATTERS
---------------

     Many of the legal proceedings seek damages for personal injuries claimed to have resulted from alleged defects in the design or manufacture of products distributed by Chrysler. The complaints filed in those matters specify approximately $1.2 billion in compensatory and $932 million in punitive damages in the aggregate as of December 31, 1995. These amounts represent damages sought by plaintiffs and, therefore, do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve those matters. Further, many complaints do not specify a dollar amount of damages or specify only the jurisdictional minimum. These amounts may vary significantly from one period to the next depending on the number of new complaints filed or pending cases resolved in a given period.

     Numerous complaints seek damages for personal injuries sustained in accidents involving alleged rollovers of Jeep CJ vehicles. These complaints represent approximately $302 million of the compensatory and $755 million of the punitive damages specified above. Pursuant to an indemnification agreement with

ITEM 3. LEGAL PROCEEDINGS -- CONTINUED                       PART I -- CONTINUED
--------------------------------------
PRODUCT MATTERS -- CONTINUED
----------------------------
Chrysler, Renault has agreed to indemnify Chrysler against a portion of certain costs arising from accidents involving alleged Jeep CJ vehicle rollovers that occurred between April 1, 1985 and March 31, 1994.

     Many of the remaining complaints seek compensatory and punitive damages for personal injuries sustained in accidents involving alleged defects in occupant restraint systems, seats, heater cores, liftgate latches, or various other components in several different vehicle models. Some complaints seek repair of the vehicles or compensation for the alleged reduction in vehicle value.

     Five purported class action lawsuits seeking unspecified economic damages in connection with rear liftgate latches on Chrysler's 1984-1994 model year minivans have been consolidated in Federal District Court in San Francisco. Chrysler previously announced a voluntary owner service action to replace those latches. The parties agreed to a proposed settlement that requires Chrysler to achieve a 60% response rate to its service action by December 31, 1996, or spend $14 million on consumer notices and incentives aimed at increasing the response rate. Chrysler will also be required to pay $5.2 million in attorneys fees and costs. Notices were sent to class members in September 1995 following the Court's preliminary approval of the settlement. On November 30, 1995, the Court approved the consolidated settlement as fair, reasonable and adequate to protect the interests of the class members. Certain parties have objected to the settlement ruling, but no date has been set for a hearing on those objections.

     Four purported class action lawsuits were filed against Chrysler in the second half of 1995 alleging defects in the antilock braking system (ABS) found in some of its 1991-1995 model year vehicles. The lawsuits seek compensatory and punitive damages, restitution, repair, and/or profits from vehicle sales.

     Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that the final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, Chrysler believes that any resulting liability should not materially affect its consolidated financial position.

ENVIRONMENTAL MATTERS
---------------------

     The EPA and various state agencies have notified Chrysler that it may be a PRP for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the CERCLA and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 101 sites involved in the foregoing matters at December 31, 1995. Chrysler may also incur remediation costs at an additional 45 of its active or deactivated facilities. Chrysler's reserves for these environmental matters totalled $271 million as of December 31, 1995. Chrysler periodically evaluates and revises estimates for environmental liabilities based on expenditures against established reserves and the availability of additional information.

     The Indiana Department of Environmental Management initiated an administrative proceeding in August 1985 alleging improper disposal of waste at a Chrysler facility in Indianapolis. This proceeding, which seeks to require Chrysler to conduct a site assessment and undertake remedial action, may result in the imposition of civil penalties in excess of $100,000.

     The State of Wisconsin filed a lawsuit in February 1995 against Chrysler Outboard Corporation, a Chrysler subsidiary subsequently merged into Chrysler, alleging improper disposal of hazardous waste in 1969. This lawsuit, which seeks unspecified damages, may result in the imposition of civil penalties in excess of $100,000.

ITEM 3. LEGAL PROCEEDINGS -- CONTINUED                       PART I -- CONTINUED
--------------------------------------
ENVIRONMENTAL MATTERS -- CONTINUED
----------------------------------
     Estimates of future expenditures in connection with these environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that final resolution of some of these matters could require Chrysler to make significant expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, Chrysler believes that any resulting liability should not materially affect its consolidated financial position.

OTHER MATTERS
-------------

     In December 1990 and January 1991, eight class action lawsuits were commenced by separate plaintiffs against Chrysler and certain of its directors in the Court of Chancery of the State of Delaware for New Castle County, Delaware. The Complaints in these suits are very similar and allege that the directors breached their fiduciary duties to stockholders by amending Chrysler's Share Purchase Rights Plan in a manner designed to entrench themselves in office and to impair the right of stockholders to avail themselves of offers to purchase their shares by an acquiror not favored by management. The Complaints ask for (a) certification of the class, (b) rescission of and an injunction against implementation of the Rights Plan amendments, (c) an order that Chrysler cooperate with Kirk Kerkorian, the holder of 9.8% of Chrysler's common stock at the time the complaints were filed, and take steps to enhance its attractiveness as a merger/acquisition candidate, and (d) damages and costs. On January 9, 1991, the eight suits were consolidated into one. On January 28, 1991, Chrysler filed an Answer and Affirmative Defenses in the consolidated case. On March 7, 1991, the parties agreed to allow an Amended Complaint to be filed which purports to assert a derivative claim brought on behalf of Chrysler, in addition to class action claims as originally filed. In this regard, the Amended Complaint alleges injury to Chrysler as a direct result of violations of fiduciary duties by the individual defendants. On July 25, 1991, Chrysler filed a motion to dismiss the consolidated lawsuit. On July 27, 1992, the Court entered a memorandum opinion dismissing the complaint as to all claims for relief other than rescission. Chrysler later filed a Motion for Reargument which was denied on August 11, 1992. On June 6, 1995, Chrysler entered into a Memorandum of Understanding which contemplates settlement of the litigation. The Memorandum is subject to several conditions, including satisfactory completion of discovery as to the fairness of the proposed settlement, and the settlement itself is subject to Court approval. The Memorandum also contemplates that the settlement, if approved, will consist of Chrysler's action in December 1994 further amending its Rights Plan. A hearing on the settlement has been scheduled by the Court for February 26, 1996.

     In April 1995, thirty four class action lawsuits were commenced by separate plaintiffs against Chrysler, certain of its current and former directors and, in some cases, Tracinda Corporation, a holding company wholly owned by Kirk Kerkorian and the beneficial owner of more than 13% of the outstanding common stock of Chrysler as of December 31, 1995, and its affiliates, in the Court of Chancery of the State of Delaware for New Castle County, Delaware. The Complaints in these suits fall into two general categories: (a) those which allege that the directors breached their fiduciary duties to stockholders by failing to negotiate with Tracinda regarding its proposal to acquire all of the outstanding stock of Chrysler not then owned by it; and (b) those which allege that the directors breached their fiduciary duties to stockholders by contemplating, planning and/or effecting Tracinda's proposal at a time when the market price of Chrysler's stock was depressed and did not reflect its true value. The Complaints in the former category ask for, among other things, (a) an injunction or an order obligating the Board of Directors to undertake an evaluation of alternatives, including measures with respect to Chrysler's Rights Plan, designed to maximize shareholder value, (b) a declaration that the defendants have breached their fiduciary duties to the plaintiffs, (c) compensatory damages and interest, and (d) costs and fees. The Complaints in the latter category ask for, among other things, (a) a declaration that the transaction proposed by Tracinda is unfair, unjust and inequitable, (b) an injunction against implementation of the transaction proposed by Tracinda and any improper

ITEM 3. LEGAL PROCEEDINGS -- CONTINUED                       PART I -- CONTINUED
        ------------------------------

OTHER MATTERS -- CONTINUED
--------------------------

device which impedes maximization of shareholder value, (c) damages and interest, (d) costs and fees, and (e) such other relief as may be just and proper. Four of these actions have subsequently been dismissed without prejudice by the plaintiffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ----------------------------------------------------
     None during the three months ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(AS OF JANUARY 19, 1996)

                                      OFFICER
         NAME             AGE         SINCE(1)                             PRESENT POSITION
----------------------    ---   -------------------   ------------------------------------------------------
R. J. Eaton...........     55   March 14, 1992        Chairman of the Board and Chief Executive Officer(2)
R. A. Lutz............     63   June 3, 1986          President and Chief Operating Officer(2)
T. G. Denomme.........     56   April 9, 1981         Vice Chairman and Chief Administrative Officer(2)
G. C. Valade..........     53   June 7, 1990          Executive Vice President and Chief Financial Officer
T. R. Cunningham......     49   September 3, 1987     Executive Vice President -- Sales and Marketing and
                                                        General Manager -- Minivan Operations
D. K. Pawley..........     54   April 11, 1991        Executive Vice President -- Manufacturing
R. R. Boltz...........     50   June 11, 1987         Vice President -- Product Strategy and Regulatory
                                                        Affairs and General Manager -- Small Car Operations
T. P. Capo............     44   November 7, 1991      Vice President and Treasurer
J. E. Cappy...........     61   August 5, 1987        Vice President -- Chrysler Technologies and Rental Car
                                                        Operations
F. J. Castaing........     50   August 5, 1987        Vice President -- Vehicle Engineering and General
                                                        Manager -- Power Train Operations
J. D. Donlon, III.....     49   January 1, 1992       Vice President and Controller
F. J. Ewasyshyn.......     43   October 6, 1994       Vice President -- Advance Manufacturing Engineering
W. F. Fountain, Jr....     51   August 1, 1995        Vice President -- Government Affairs
T. C. Gale............     52   April 4, 1985         Vice President -- Product Design and International
                                                        Operations
T. Gallagher..........     53   September 3, 1992     Vice President -- Employee Relations
G. L. Henson..........     53   August 1, 1994        Vice President -- Large & Small Car, Jeep and Truck
                                                        Assembly and Stamping Operations
J. E. Herlitz.........     53   April 7, 1994         Vice President -- Product Design
J. P. Holden..........     44   May 6, 1993           Vice President -- Quality, Capacity, and Process
                                                        Management
H. A. Lewis...........     53   July 8, 1993          Vice President -- Finance Strategy and Planning
R. G. Liberatore......     46   January 1, 1993       Vice President -- Washington Affairs
A. C. Liebler.........     53   May 17, 1990          Vice President -- Marketing and Communications
C. S. Lobo............     47   July 9, 1992          Vice President -- President and Managing Director --
                                                        Chrysler de Mexico S. A.
W. J. O'Brien.........     52   September 3, 1987     Vice President, General Counsel and Secretary
K. M. Oswald..........     46   October 6, 1994       Vice President -- Corporate Personnel
E. T. Pappert.........     56   November 5, 1981      Vice President -- Sales and Service
L. C. Richie..........     54   June 12, 1986         Vice President and General Counsel -- Automotive Legal
                                                        Affairs
B. I. Robertson.......     53   February 6, 1992      Vice President -- Engineering Technologies and General
                                                        Manager -- Jeep/Truck Operations
S. T. Rushwin.........     48   October 6, 1994       Vice President -- International Manufacturing and
                                                        Minivan Assembly Operations
T. W. Sidlik..........     46   September 3, 1992     Vice President, Chairman -- Chrysler Financial
                                                        Corporation
T. T. Stallkamp.......     49   May 1, 1990           Vice President -- Procurement and Supply and General
                                                        Manager -- Large Car Operations

-------------------------
(1) The "Officer Since" date shown is the date from which the named individual has served continuously as an officer of either Chrysler Corporation or the former Chrysler Motors Corporation which, effective December 31, 1989, was merged with and into Chrysler Corporation.
(2) Also a member of the Board of Directors.

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

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-----------------------------------------------------
       RELATED STOCKHOLDER MATTERS
       ---------------------------

     Chrysler's common stock is listed on the stock exchanges specified on pages 1 and 2 of this Form 10-K under the trading symbol (C). There were approximately 136,000 shareholders of record of Chrysler's common stock at December 31, 1995. The following table sets forth the high and low sale prices of Chrysler's common stock as reported on the composite tape and the quarterly dividends declared for the last two years.

                                            DIVIDENDS
      1995           HIGH         LOW       DECLARED
--------------      -------     -------     ---------
First Quarter       $53.375     $38.250       $0.40
Second Quarter       52.500      39.000        0.50
Third Quarter        58.125      47.250        0.50
Fourth Quarter       55.625      47.125        0.60

                                            DIVIDENDS
      1994           HIGH         LOW       DECLARED
--------------      -------     -------     ---------
First Quarter       $63.500     $48.125       $0.20
Second Quarter       55.375      44.625        0.25
Third Quarter        51.250      43.125        0.25
Fourth Quarter       51.500      43.375        0.40

    Dividends on the common stock are payable at the discretion of the Chrysler's Board of Directors out of funds legally available therefor. Chrysler's ability to pay dividends in the future will depend upon its financial results, liquidity and financial condition and its ability to continue its capital expenditure and vehicle development programs and market its vehicles successfully. Chrysler's ability to pay dividends is also affected by the provision in its credit agreement that it must maintain a ratio of indebtedness to total capitalization (each as defined) at the end of each quarter at certain specified levels.

ITEM 6. SELECTED FINANCIAL DATA                             PART II -- CONTINUED
        -----------------------

     The table below summarizes recent financial information for Chrysler. For further information, refer to Chrysler's consolidated financial statements and notes thereto presented under Item 8 of this Form 10-K.

                                               1995(1)    1994(2)    1993(3)    1992(4)    1991(5)
                                               -------    -------    -------    -------    -------
                                                (DOLLARS AND SHARES IN MILLIONS EXCEPT PER COMMON
                                                                   SHARE DATA)
Total revenues...............................  $53,195    $52,235    $43,600    $36,897    $29,370
Earnings (loss) before cumulative effect of
  changes in accounting principles...........    2,121      3,713      2,415        505       (538)
  Primary earnings (loss) per common share...     5.55      10.11       6.77       1.47      (2.22)
Net earnings (loss)..........................    2,025      3,713     (2,551)       723       (795)
  Primary earnings (loss) per common share...     5.30      10.11      (7.62)      2.21      (3.28)
  Fully diluted earnings per common share....     5.11       9.10         --       2.13         --
Dividends declared per common share..........     2.00       1.10       0.65       0.60       0.60
Total assets.................................   53,756     49,539     43,679     40,690     43,076
Total debt...................................   14,193     13,106     11,451     15,551     19,438
Convertible preferred stock (in shares)......      0.1        1.7        1.7        1.7         --

-------------------------
(1) Earnings for the year ended December 31, 1995 were reduced by a $263 million charge ($162 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a $115 million charge ($71 million after taxes) for a voluntary minivan owner service action. Net earnings in 1995 also include an after-tax charge of $96 million for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force ("EITF") Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value."

(2) Earnings for the year ended December 31, 1994 include favorable adjustments to the provision for income taxes aggregating $132 million. These adjustments related to: (1) the recognition of tax credits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on U.S. Department of Treasury income tax regulations issued in 1994, and (2) the reversal of valuation allowances related to tax benefits associated with net operating loss carryforwards.

(3) Results for the year ended December 31, 1993 include a pretax gain of $205 million ($128 million after taxes) on the sale of Chrysler's remaining 50.3 million shares of MMC stock, a pretax gain of $60 million ($39 million after taxes) on the sale of Chrysler's plastics operations, a $4.7 billion after-tax charge for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and a $283 million after-tax charge for the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(4) Earnings for the year ended December 31, 1992 include a pretax gain of $142 million ($88 million after taxes) on the sale of 43.6 million shares of MMC stock, a $218 million favorable effect of a change in accounting principle relating to the adoption of SFAS No. 109, "Accounting for Income Taxes," a $101 million pretax charge ($79 million after taxes) relating to the restructuring of Chrysler's short-term vehicle rental subsidiaries, and a $110 million pretax charge ($69 million after taxes) relating to investment losses experienced by Chrysler Canada.

(5) Results for the year ended December 31, 1991 include a pretax gain of $205 million ($127 million after taxes) on the sale of Chrysler's 50 percent equity interest in Mitsubishi Motors Manufacturing of America, the favorable effect of a $391 million ($242 million after taxes) noncash, nonrecurring credit provision relating to a plant capacity adjustment and a $257 million after-tax charge for the cumulative effect of a change in accounting principle related to the timing of the recognition of the costs of sales incentive programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW
                                ----------------

1995 COMPARED WITH 1994
-----------------------

     Chrysler reported earnings before income taxes and the cumulative effect of a change in accounting principle of $3.4 billion in 1995, compared with $5.8 billion in 1994. Net earnings for 1995 were $2.0 billion, or $5.11 per fully diluted common share, compared with $3.7 billion, or $9.10 per fully diluted common share in 1994. Earnings in 1994 represented an all-time record for Chrysler. Earnings in 1995 were the third best in Chrysler's history. Earnings in 1995 were reduced by a $263 million charge ($162 million after income taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a $115 million charge ($71 million after income taxes) for a voluntary minivan owner service action. Net earnings in 1995 also include a charge of $96 million, or $0.24 per fully diluted common share, for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." Net earnings for 1994 included favorable tax adjustments aggregating $132 million.

     Chrysler also reported earnings before income taxes of $1,659 million in the fourth quarter of 1995, compared with $1,631 million in the fourth quarter of 1994. Earnings before income taxes for the fourth quarter of 1995 represented an all-time record for Chrysler and earnings before income taxes for the fourth quarter of 1994 were the second best in Chrysler's history. Net earnings for the fourth quarter of 1995 were $1,040 million, or $2.67 per fully diluted common share, compared with $1,168 million, or $2.86 per fully diluted common share in the fourth quarter of 1994. Net earnings for the fourth quarter of 1994 included favorable tax adjustments aggregating $132 million. Net earnings for the fourth quarter of 1994 represented an all-time record for Chrysler and net earnings for the fourth quarter of 1995 were the second best quarter in Chrysler's history. Chrysler's worldwide factory car and truck shipments in the fourth quarter of 1995 were 741,770 units, an increase of 16,824 units or 2 percent from fourth quarter 1994 levels.

     The lower operating results for full year 1995 compared with 1994 resulted primarily from lower minivan shipments and costs associated with the launch of Chrysler's all-new minivans, higher sales incentives and material costs, a lower mix of higher-margin vehicles, lower factory shipments in Mexico and the costs associated with production changes at the Newark assembly plant.

     Chrysler's worldwide factory car and truck shipments in 1995 were 2,673,539 units, a decrease of 88,564 units or 3 percent from 1994 levels. Minivan factory shipments in 1995 were 555,824 units, a decrease of 121,652 units from 1994 levels. The decline in minivan factory shipments was primarily attributable to the launch of Chrysler's all-new minivans at its assembly plants in Fenton, Missouri; Windsor, Ontario; and Graz, Austria. By the end of 1995, the launch of Chrysler's all-new minivans was substantially complete. Minivan factory shipments in the fourth quarter of 1995 were 167,615 units as compared with 167,839 units in the fourth quarter of 1994.

     Chrysler's revenues and results of operations are derived principally from the U.S. and Canada automotive marketplaces. Retail sales of new cars and trucks in the U.S. and Canada were 16.3 million units in 1995, compared with 16.7 million units in 1994, a decrease of 2 percent. This decrease was primarily due to a slowdown in economic growth caused primarily by increases in interest rates. As a result, Chrysler increased retail sales incentives and lowered production during 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ------------------------------------------------

FINANCIAL REVIEW -- CONTINUED
-----------------------------

1995 COMPARED WITH 1994 -- CONTINUED
------------------------------------

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for 1995 and 1994 were as follows:

                                                                                   INCREASE/
                                                           1995         1994       (DECREASE)
                                                         ---------    ---------    ----------
        U.S. Retail Market(1):
          Car sales...................................     786,180      811,824      (25,644)
          Car market share............................         9.1%         9.0%         0.1%
          Truck sales (including minivans)............   1,378,163    1,392,171      (14,008)
          Truck market share..........................        21.3%        21.7%        (0.4)%
          Combined car and truck sales................   2,164,343    2,203,995      (39,652)
          Combined car and truck market share.........        14.3%        14.3%          --
        U.S. and Canada Retail Market(1):
          Combined car and truck sales................   2,389,465    2,451,747      (62,282)
          Combined car and truck market share.........        14.7%        14.7%          --

-------------------------
(1) All retail sales and market share data include fleet sales.

     The decline in Chrysler's U.S. truck market share during 1995 was primarily due to a decrease in retail sales of Chrysler's minivans largely offset by a net increase in retail sales of Chrysler's other truck models. The decrease in minivan retail sales was primarily due to the launch of Chrysler's all-new minivans. With the completion of the minivan launch and the launch of Chrysler's full-size Dodge Ram pickup truck at two additional facilities, Chrysler believes it is well positioned to meet the growing demand for trucks.

     Chrysler manufactured 207,004 vehicles and 238,888 vehicles in Mexico in 1995 and 1994, respectively. Of these totals, 26,503 vehicles and 77,832 vehicles were sold in Mexico in 1995 and 1994, respectively. Sales of vehicles exported to Mexico were not significant in 1995 or 1994. The decrease in vehicles manufactured and sold in Mexico was primarily attributable to unfavorable economic conditions in Mexico, commencing with the devaluation of the Mexican peso in December 1994. Chrysler's operating results will continue to be adversely affected to the extent that the unfavorable economic conditions in Mexico continue. Although Chrysler expects economic conditions in Mexico to improve slightly in 1996, Chrysler cannot predict when Mexican automotive industry sales will return to predevaluation levels.

     In the fourth quarter of 1995, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." The consensus on EITF Issue 95-1 (the "consensus") affects Chrysler's accounting treatment for vehicle sales (principally to non-affiliated rental car companies) for which Chrysler conditionally guarantees the minimum resale value of the vehicles. In accordance with the consensus, these vehicle sales are accounted for as operating leases with the related revenues and costs deferred at the time of shipment. A portion of the deferred revenues and costs is recognized over the corresponding guarantee period, with the remainder recognized at the end of the guarantee period. The average guarantee period for these vehicles is approximately nine months. Chrysler changed its accounting treatment in accordance with the consensus effective January 1, 1995 which resulted in the recognition of an after-tax charge of $96 million for the cumulative effect of this change in accounting principle. The ongoing effect of this accounting change was not material to 1995 earnings.

     CFC's earnings before income taxes were $522 million in 1995, compared with $315 million in 1994. CFC's net earnings were $339 million in 1995, compared with $195 million in 1994. The increase in earnings

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        -----------------------------------
FINANCIAL REVIEW -- CONTINUED
-----------------------------
1995 COMPARED WITH 1994 -- CONTINUED
------------------------------------
in 1995 was primarily attributable to higher levels of automotive financing, lower operating expenses and lower costs of bank facilities.

     For the past three years, Chrysler has benefitted from several factors, including: (1) favorable economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated, (2) a cost advantage in comparison to vehicles manufactured in Japan (or vehicles containing significant material components manufactured in Japan) as a result of favorable exchange rates between the Japanese yen and the U.S. dollar, and (3) a continuing shift in U.S. and Canada consumer preferences toward trucks, as Chrysler manufactures a higher proportion of trucks to total vehicles than its principal competitors in the U.S. and Canada. A significant deterioration of any of these factors could adversely affect Chrysler's operating results. In addition, Chrysler has benefitted from a strategy of focusing resources on its core automotive business and an aggressive capital expenditure and vehicle development program that has resulted in the replacement of substantially all of its car and truck offerings over the last four years. Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and market its vehicles successfully.

1994 COMPARED WITH 1993

     Chrysler reported earnings before income taxes and the cumulative effect of changes in accounting principles of $5.8 billion in 1994, compared with $3.8 billion in 1993. The earnings in 1993 included gains on sales of automotive assets and investments totaling $265 million.

     Chrysler reported net earnings for 1994 of $3.7 billion, compared to a net loss for 1993 of $2.6 billion. Net earnings for 1994 included favorable tax adjustments aggregating $132 million. The net loss for 1993 resulted from a charge of $4.7 billion for the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Also included in the 1993 results was a charge of $283 million for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and a $72 million favorable adjustment of Chrysler's deferred tax assets and liabilities as a result of the increased U.S. federal income tax rate.

     The improvement in earnings in 1994 over 1993 was primarily the result of an increase in shipments, a reduction in lower-margin fleet shipments in proportion to total retail sales and reduced sales incentives, partially offset by increased profit-based employee compensation costs. Chrysler's worldwide factory car and truck shipments in 1994 were 2,762,103 units, an increase of 286,365 units or 12 percent from 1993 levels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ------------------------------------------------
        COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES
        --------------------------------------------------------

     Chrysler's total revenues were as follows:

                                                                   1995 VS. 1994               1994 VS. 1993
                                                                     INCREASE/                   INCREASE/
                                            1995         1994       (DECREASE)       1993       (DECREASE)
                                           -------      -------    -------------    -------    -------------
                                             (IN MILLIONS OF               (IN MILLIONS OF DOLLARS)
                                                 DOLLARS)
Sales of manufactured products..........   $49,601      $49,363          --         $40,831          21%
Finance and insurance revenues..........     1,589        1,384          15%          1,429          (3)%
Other revenues..........................     2,005        1,488          35%          1,340          11%
                                           -------      -------                     -------
  Total revenues........................   $53,195      $52,235           2%        $43,600          20%
                                           =======      =======                     =======

     The increase in sales of manufactured products in 1995 as compared with 1994 primarily reflects an increase in average revenue per unit, net of sales incentives, from $17,663 to $18,305, largely offset by a 3 percent decrease in factory shipments. The increase in average revenue per unit in 1995 as compared with 1994 was primarily due to pricing actions, partially offset by higher sales incentives. The increase in sales of manufactured products in 1994 as compared with 1993 was primarily due to a 12 percent increase in factory shipments and an increase in average revenue per unit, net of sales incentives, from $16,461 to $17,663. The increase in average revenue per unit in 1994 as compared with 1993 was principally due to reduced sales incentives and sales of an increased proportion of trucks to total vehicles.

     The increase in finance and insurance revenues in 1995 as compared with 1994 was primarily attributable to higher levels of automotive financing volume. The decrease in finance and insurance revenues in 1994 as compared with 1993 was primarily attributable to reduced nonautomotive financing revenue, resulting from sales and liquidations of CFC's nonautomotive receivables, partially offset by increased levels of automotive financing volume. Total automotive financing volume in 1995, 1994 and 1993 was $81.9 billion, $70.4 billion and $59.8 billion, respectively. The increases in automotive financing volume over the last two years reflects higher retail lease penetration and higher levels of dealer financing.

     Financing support provided in the United States by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the last three years were as follows:

                                                                          1995     1994     1993
                                                                          -----    -----    -----
United States Penetration:
  Retail...............................................................      27%      24%      25%
  Wholesale............................................................      74%      73%      75%
Number of New Chrysler Vehicles Financed in the United States (in
  thousands):
  Retail...............................................................     594      525      516
  Wholesale............................................................   1,632    1,647    1,510

     Other revenues increased in 1995 as compared with 1994 primarily as a result of increased interest income, reflecting Chrysler's higher average cash, cash equivalents and marketable securities balances and higher interest rates as well as the recognition of lease revenue as a result of the accounting change for vehicle sales with guaranteed minimum resale values. Other revenues increased in 1994 as compared with 1993 primarily as a result of increased interest income, reflecting Chrysler's higher average cash, cash equivalents and marketable securities balances and higher interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        ------------------------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ------------------------------------------------
COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED
---------------------------------------------------------------------
     Chrysler's total expenses were as follows:

                                                                   1995 VS. 1994               1994 VS. 1993
                                                                     INCREASE/                   INCREASE/
                                             1995        1994       (DECREASE)       1993       (DECREASE)
                                            -------     -------    -------------    -------    -------------
                                              (IN MILLIONS OF              (IN MILLIONS OF DOLLARS)
                                                 DOLLARS)
Costs, other than items below............   $41,304     $38,032           9 %       $32,382          17 %
Depreciation of property and equipment...     1,100         994          11 %           969           3 %
Amortization of special tools............     1,120         961          17 %           671          43 %
Selling and administrative expenses......     4,064       3,933           3 %         3,377          16 %
Pension expense..........................       405         714         (43)%           756          (6)%
Nonpension postretirement benefit
  expense................................       758         834          (9)%           768           9 %
Interest expense.........................       995         937           6 %         1,104         (15)%
Gains on sales of automotive assets and
  investments............................        --          --          --            (265)         --
                                            -------     -------                     -------
     Total expenses......................   $49,746     $46,405           7 %       $39,762          17 %
                                            =======     =======                     =======

     Costs, other than items below increased in 1995 as compared with 1994 primarily as a result of increased product costs, costs associated with the changeover and launch of Chrysler's all-new minivans and costs associated with production changes at the Newark assembly plant, partially offset by the effect of a decrease in factory shipments of 3 percent. The increase in product costs in 1995 resulted primarily from higher material costs (including increased product content) and higher warranty costs. Warranty costs in 1995 included a charge of $115 million related to a voluntary minivan owner service action and the effect of enhanced warranty programs. Costs, other than items below increased in 1994 as compared with 1993 primarily due to a 12 percent increase in factory shipments. Costs, other than items below as a percent of sales of manufactured products were 83 percent, 77 percent and 79 percent in 1995, 1994 and 1993, respectively.

     Depreciation of property and equipment in 1995 increased as compared with 1994 primarily as a result of higher levels of property and equipment in use. Depreciation of property and equipment in 1994 was comparable to 1993 as increases resulting from higher levels of property and equipment in use were largely offset by reductions at CFC resulting from the sales and downsizing of its nonautomotive financing operations. Special tooling amortization increased in 1995 as compared with 1994 primarily as a result of increased tooling costs for Chrysler's new products. Special tooling amortization increased in 1994 as compared with 1993 primarily as a result of the shortening of the remaining service lives of certain special tools in 1994.

     Selling and administrative expenses increased in 1995 as compared with 1994 primarily as a result of advertising costs related to Chrysler's all-new minivans, sedans and coupes. Selling and administrative expenses increased in 1994 as compared with 1993 primarily as a result of increased advertising and profit-based employee compensation costs.

     Pension expense decreased in 1995 as compared with 1994 due to improved funding of the pension plans and an increase in the discount rate used to determine 1995 pension expense. Pension expense decreased in 1994 as compared with 1993 due to improved funding of the pension plans, partially offset by increases resulting from a reduction in the discount rate used to determine 1994 pension expense and benefit increases from Chrysler's 1993 national contracts with its principal bargaining units. Chrysler's contributions to the pension fund during 1995, 1994 and 1993 were $838 million, $2.6 billion and $3.5 billion, respectively.

     Nonpension postretirement benefit expense decreased in 1995 as compared with 1994 primarily as a result of an increase in the discount rate used to determine 1995 nonpension postretirement benefit expense and favorable health care inflation experience. Nonpension postretirement benefit expense increased slightly in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        ------------------------------------------------------------------------
       CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
       ------------------------------------------------
COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED
---------------------------------------------------------------------
1994 as compared with 1993, as increases resulting from a reduction in the discount rate used to determine nonpension postretirement benefit expense in 1994 were partially offset by cost savings associated with the implementation of new managed care initiatives. Nonpension postretirement benefit expense is expected to increase in 1996 primarily as a result of a reduction in the discount rate used to determine this expense.

     Interest expense increased slightly in 1995 as compared with 1994 primarily as a result of higher levels of term debt at CFC largely offset by a decrease in average non-CFC debt levels. The decline in interest expense in 1994 as compared with 1993 was primarily due to reductions in CFC's effective cost of borrowings, resulting from higher levels of commercial paper, which have lower costs than borrowings under CFC's bank facilities. CFC's average effective cost of borrowings was 7.9 percent, 8.0 percent and 8.6 percent in 1995, 1994 and 1993, respectively.

     In 1995, Chrysler recorded a $263 million provision for costs associated with production changes at its Newark assembly plant. The plant ended production of Chrysler's LeBaron convertibles in July 1995. In addition, Newark production of the Chrysler Concorde and Dodge Intrepid was reduced to one shift in August 1995 and will end prior to the production of a new vehicle in the fall of 1997. The provision includes the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings.

     Operating results for 1993 included gains on sales of automotive assets and investments of $265 million. The 1993 pretax gain was comprised of a $205 million gain on the sales of an aggregate of 50.3 million shares of MMC stock and a $60 million gain on the sale of Chrysler's plastics operations.

     Chrysler's effective tax rates in 1995, 1994 and 1993 were 38.5 percent,
36.3 percent and 37.1 percent, respectively. The provision for income taxes in 1994 included favorable adjustments aggregating $132 million, including $100 million for the recognition of tax credits related to expenditures in prior years for qualifying research and development activities. The 1993 provision for income taxes included a favorable adjustment of Chrysler's deferred tax assets and liabilities resulting from an increased U.S. federal tax rate.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Chrysler's combined cash, cash equivalents and marketable securities totaled $8.1 billion at December 31, 1995 (including $1.2 billion held by CFC and Car Rental Operations), compared with $8.4 billion at December 31, 1994 (including $756 million held by CFC and Car Rental Operations). At December 31, 1995, $394 million of CFC's combined cash, cash equivalents and marketable securities were limited for use in its insurance operations in accordance with various statutory requirements. The decrease in Chrysler's consolidated combined cash, cash equivalents and marketable securities in 1995 was the result of capital expenditures, net finance receivables acquired and common stock repurchases, largely offset by cash generated by operating activities and cash provided by an increase in long-term debt. The increase in Chrysler's consolidated combined cash, cash equivalents and marketable securities of $3.3 billion in 1994 was the result of cash generated by operating activities, partially offset by capital expenditures and pension contributions.

     Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and market its vehicles successfully. Chrysler's expenditures for new product development and the acquisition of productive assets were $14.9 billion for the three-year period ended December 31, 1995. Expenditures for these items during the succeeding three-year period are expected to be at similar or higher levels. At December 31, 1995, Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, totaling approximately $1.2 billion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED
--------------------------------------------

     In December 1994, Chrysler's Board of Directors approved a $1 billion common stock repurchase program commencing in the first quarter of 1995. In September 1995, Chrysler's Board of Directors approved an increase in the program to $2 billion to be completed by the end of 1996, depending on market conditions. During 1995, Chrysler repurchased 23 million shares of its common stock under this program at a cost of $1.1 billion (including $23 million in unsettled repurchases). In addition, holders of the Series A Convertible Preferred Stock converted 1.6 million shares of preferred stock into 44.1 million shares of common stock during 1995.

     In the second quarter of 1995, Chrysler increased its quarterly dividend from $0.40 to $0.50 per common share. In the fourth quarter of 1995, Chrysler increased its quarterly dividend from $0.50 to $0.60 per common share, the highest dividend rate in Chrysler's history.

     At December 31, 1995, Chrysler (excluding CFC) had aggregate debt maturities of $469 million through 1998. During 1995, Chrysler redeemed its $300 million 13% Debentures Due 1997 and repaid $185 million of other debt. In December 1995, Thrifty issued $450 million of long-term debt ($190 million of 6.6% notes and $260 million of floating rate notes which at December 31, 1995 had a weighted average interest rate of 6.7%). At December 31, 1995, Chrysler had a $1.7 billion revolving credit agreement which expires in July 1999. None of the commitment was drawn upon at December 31, 1995. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

     Chrysler's ability to market its products successfully depends significantly on the availability of vehicle financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet customers, both of which are provided by CFC.

     Term debt, commercial paper and receivable sales are CFC's primary funding sources. CFC increased its term debt outstanding by $3.1 billion and $880 million during 1995 and 1994, respectively. CFC's commercial paper outstanding decreased by $1.9 billion during 1995 and increased by $1.5 billion in 1994. CFC realized $6.5 billion and $6.4 billion of net proceeds from the sales of automotive retail receivables during 1995 and 1994, respectively. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $6.7 billion and $3.8 billion at December 31, 1995 and 1994, respectively.

     At December 31, 1995, CFC had debt maturities of $4.1 billion in 1996 (including $2.4 billion of short-term notes), $3.0 billion in 1997, and $2.1 billion in 1998. During the second quarter of 1995, CFC entered into new revolving credit facilities which replaced its existing U.S. and Canadian revolving credit and receivable sale facilities. The new facilities, which total $8.0 billion, consist of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. As of December 31, 1995, no amounts were outstanding under these facilities. CFC believes that cash provided by operations, receivable sales, access to term debt markets and the issuance of commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler has sold certain assets and businesses in past years which are not related to its core automotive business, and is exploring the sale of other such assets and businesses in the near term.

                            NEW ACCOUNTING STANDARDS
                            ------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   PART II -- CONTINUED
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ------------------------------------------------

NEW ACCOUNTING STANDARDS -- CONTINUED
-------------------------------------

intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Chrysler believes that the implementation of this new accounting standard will not have a material impact on its consolidated operating results or financial position. Chrysler will adopt this accounting standard on January 1, 1996, as required.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This Statement encourages entities to use a fair value based method of accounting for stock-based compensation plans. This Statement also requires certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Pro forma disclosures are required for entities that continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma amounts will reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method as defined in this Statement, including tax effects, if any, that would have been recognized in the income statement if the fair value method had been used. Chrysler intends to adopt this Statement on a disclosure only basis. Chrysler will adopt this accounting standard on January 1, 1996, as required.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA
        ------------------

                  CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS

                                                                       YEAR ENDED DECEMBER 31
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
                                                                      (IN MILLIONS OF DOLLARS)
Sales of manufactured products...................................   $49,601    $49,363    $40,831
Finance and insurance revenues...................................     1,589      1,384      1,429
Other revenues...................................................     2,005      1,488      1,340
                                                                    -------    -------    -------
       TOTAL REVENUES                                                53,195     52,235     43,600
                                                                    -------    -------    -------
Costs, other than items below (Note 14)..........................    41,304     38,032     32,382
Depreciation of property and equipment (Note 1)..................     1,100        994        969
Amortization of special tools (Note 1)...........................     1,120        961        671
Selling and administrative expenses..............................     4,064      3,933      3,377
Pension expense (Note 11)........................................       405        714        756
Nonpension postretirement benefit expense (Note 12)..............       758        834        768
Interest expense.................................................       995        937      1,104
Gains on sales of automotive assets and investments (Note 13)....        --         --       (265)
                                                                    -------    -------    -------
       TOTAL EXPENSES                                                49,746     46,405     39,762
                                                                    -------    -------    -------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                               3,449      5,830      3,838
Provision for income taxes (Note 7)..............................     1,328      2,117      1,423
                                                                    -------    -------    -------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES IN
              ACCOUNTING PRINCIPLES                                   2,121      3,713      2,415
Cumulative effect of changes in accounting principles (Notes 1
  and 12)........................................................       (96)        --     (4,966)
                                                                    -------    -------    -------
       NET EARNINGS (LOSS)                                          $ 2,025    $ 3,713    $(2,551)
Preferred stock dividends (Note 10)..............................        21         80         80
                                                                    -------    -------    -------
       NET EARNINGS (LOSS) ON COMMON STOCK                          $ 2,004    $ 3,633    $(2,631)
                                                                    =======    =======    =======

                                                                     (IN DOLLARS OR MILLIONS OF
                                                                               SHARES)
PRIMARY EARNINGS (LOSS) PER COMMON SHARE (NOTE 10):
  Earnings before cumulative effect of changes in accounting
     principles..................................................   $  5.55    $ 10.11    $  6.77
  Cumulative effect of changes in accounting principles..........     (0.25)        --     (14.39)
                                                                    -------    -------    -------
  Net earnings (loss) per common share...........................   $  5.30    $ 10.11    $ (7.62)
                                                                    =======    =======    =======
  Average common and dilutive equivalent shares outstanding......     378.1      359.2      345.1
FULLY DILUTED EARNINGS PER COMMON SHARE (NOTE 10):
  Earnings before cumulative effect of changes in accounting
     principles..................................................   $  5.35    $  9.10    $    --
  Cumulative effect of changes in accounting principles..........     (0.24)        --         --
                                                                    -------    -------    -------
  Net earnings per common share..................................   $  5.11    $  9.10    $    --
                                                                    =======    =======    =======
  Average common and dilutive equivalent shares outstanding......     396.1      407.8         --
DIVIDENDS DECLARED PER COMMON SHARE..............................   $  2.00    $  1.10    $  0.65

                See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
       SUPPLEMENTARY DATA -- CONTINUED
       -------------------------------

                  CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                                                                                DECEMBER 31
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
                                                                              (IN MILLIONS OF
                                                                                  DOLLARS)
ASSETS:
Cash and cash equivalents (Note 1)........................................   $ 5,543    $ 5,145
Marketable securities (Note 1)............................................     2,582      3,226
Accounts receivable -- trade and other (less allowance for doubtful
  accounts: $58 million in 1995 and 1994).................................     2,003      1,695
Inventories (Notes 1 and 2)...............................................     4,448      3,356
Prepaid taxes, pension and other expenses.................................       985      1,330
Finance receivables and retained interests in sold receivables (Note 3)...    13,623     12,433
Property and equipment (Note 4)...........................................    12,595     11,073
Special tools.............................................................     3,566      3,643
Intangible assets (Note 1)................................................     2,082      2,162
Deferred tax assets (Note 7)..............................................       490        395
Other assets (Note 11)....................................................     5,839      5,081
                                                                             -------    -------
                                                             TOTAL ASSETS    $53,756    $49,539
                                                                             =======    =======
LIABILITIES:
Accounts payable..........................................................   $ 8,290    $ 7,826
Short-term debt (Note 6)..................................................     2,674      4,645
Payments due within one year on long-term debt (Note 6)...................     1,661        811
Accrued liabilities and expenses (Note 5).................................     7,032      5,582
Long-term debt (Note 6)...................................................     9,858      7,650
Accrued noncurrent employee benefits (Notes 1, 11 and 12).................     9,217      8,595
Other noncurrent liabilities..............................................     4,065      3,736
                                                                             -------    -------
                                                         TOTAL LIABILITIES    42,797     38,845
                                                                             -------    -------
SHAREHOLDERS' EQUITY (Note 10): (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0 shares; Series
  A Convertible Preferred Stock; issued and outstanding: 1995 and 1994 --
  0.1 and 1.7 shares, respectively (aggregate liquidation preference $68
  million and $863 million, respectively).................................         *          2
Common stock -- $1 per share par value; authorized 1,000.0 shares; issued:
  1995 and 1994 -- 408.2 and 364.1 shares, respectively...................       408        364
Additional paid-in capital................................................     5,506      5,536
Retained earnings.........................................................     6,280      5,006
Treasury stock -- at cost: 1995 -- 29.9 shares; 1994 -- 9.0 shares........    (1,235)      (214)
                                                                             -------    -------
                                                TOTAL SHAREHOLDERS' EQUITY    10,959     10,694
                                                                             -------    -------
                                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $53,756    $49,539
                                                                             =======    =======

-------------------------
* Less than $1 million

                See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
       SUPPLEMENTARY DATA -- CONTINUED
       -------------------------------
               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
                                                                     (IN MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)...........................................   $  2,025    $  3,713    $ (2,551)
  Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization............................      2,220       1,955       1,640
     Provision for credit losses..............................        372         203         209
     Deferred income taxes....................................        186       1,065         803
     Cumulative effect of changes in accounting principles....         96          --       4,966
     Gains on sales of automotive assets and investments......         --          --        (265)
     Change in receivables....................................        848      (1,158)         (2)
     Change in inventories....................................       (435)        129        (557)
     Change in prepaid expenses and other assets..............       (702)     (1,898)     (1,472)
     Change in accounts payable and accrued and other
       liabilities............................................      2,089       2,613          (5)
     Other....................................................        243         161          47
                                                                 --------    --------    --------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES      6,942       6,783       2,813
                                                                 --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities.......................     (5,410)     (5,425)     (4,700)
     Sales and maturities of marketable securities............      6,122       3,519       4,937
     Finance receivables acquired.............................    (24,437)    (20,149)    (16,809)
     Finance receivables collected............................      5,040       5,236       9,616
     Proceeds from sales of finance receivables...............     16,310      13,482       7,846
     Proceeds from sales of nonautomotive assets..............         --          --       2,375
     Proceeds from sales of automotive assets and
       investments............................................         --          62         461
     Expenditures for property and equipment..................     (3,060)     (2,847)     (1,761)
     Expenditures for special tools...........................     (1,049)     (1,177)     (1,234)
     Other....................................................        585         351         446
                                                                 --------    --------    --------
           NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (5,899)     (6,948)      1,177
                                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in short-term debt (less than 90-day
       maturities)............................................     (1,971)      1,348       2,518
     Proceeds under long-term borrowings and revolving lines
       of credit..............................................      4,731       1,305       6,995
     Payments on long-term borrowings and revolving lines of
       credit.................................................     (1,687)     (1,011)    (13,592)
     Proceeds from issuance of common stock, net of
       expenses...............................................         --          --       1,952
     Repurchases of common stock (Note 10)....................     (1,047)         --          --
     Dividends paid...........................................       (710)       (399)       (281)
     Other....................................................         39          27         101
                                                                 --------    --------    --------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (645)      1,270      (2,307)
                                                                 --------    --------    --------
Change in cash and cash equivalents...........................        398       1,105       1,683
Cash and cash equivalents at beginning of year................      5,145       4,040       2,357
                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................   $  5,543    $  5,145    $  4,040
                                                                 ========    ========    ========

                See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. Amounts for 1994 and 1993 have been reclassified to conform with current period classifications.

ESTIMATES

     The preparation of Chrysler's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     In the fourth quarter of 1995, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." The consensus on EITF Issue 95-1 (the "consensus") affects Chrysler's accounting treatment for vehicle sales (principally to non-affiliated rental car companies) for which Chrysler conditionally guarantees the minimum resale value of the vehicles. In accordance with the consensus, these vehicle sales are accounted for as operating leases with the related revenues and costs deferred at the time of shipment. A portion of the deferred revenues and costs is recognized over the corresponding guarantee period, with the remainder recognized at the end of the guarantee period. The average guarantee period for these vehicles is approximately nine months. Chrysler changed its accounting treatment in accordance with the consensus effective January 1, 1995 which resulted in the recognition of an after-tax charge of $96 million, or $0.25 per common share, for the cumulative effect of this change in accounting principle. The ongoing effect of this accounting change was not material to 1995 earnings.

     Vehicle and parts sales are generally recognized when such products are shipped to dealers, except for sales under which Chrysler conditionally guarantees the minimum resale value of the vehicles. Provisions for sales allowances and incentives are recognized at the time the related sale is recognized and are treated as revenue reductions.

     Finance revenue from finance receivables of Chrysler Financial Corporation ("CFC"), a wholly owned subsidiary, is recognized using the interest method. Certain loan and lease origination costs are deferred and amortized to finance revenue over the contractual terms. Recognition of finance revenue is generally suspended when a loan or lease becomes contractually delinquent for periods ranging from 60 to 90 days. Finance revenue recognition is resumed when the loan or lease becomes contractually current, at which time all past due finance revenue is recognized.

     CFC sells significant amounts of automotive retail and wholesale receivables in transactions subject to limited recourse provisions. CFC generally sells its receivables to a trust and remains as servicer, for which it is paid a servicing fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related sold receivables. In a subordinated capacity, CFC retains excess servicing cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors. Gains or losses from the sales of retail receivables are recognized in the period in which such sales

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
---------------------------------------------------------------

REVENUE RECOGNITION -- CONTINUED

occur. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values on the date of sale.

DEPRECIATION AND TOOL AMORTIZATION

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis. At December 31, 1995, the weighted average service lives of assets were 34 years for buildings (including improvements and building equipment), 14 years for machinery and equipment and 10 years for furniture and fixtures. Special tooling costs are amortized over the years that a model using that tooling is expected to be produced, and within each year based on the units produced. Amortization is deducted directly from the asset account. During any given model year, special tools will contain tooling with varying useful lives.

     Effective April 1, 1994, Chrysler revised the estimated service lives of certain special tools and property and equipment. These revisions were based on updated assessments of the service lives of the related assets and resulted in the recognition of additional amortization of special tools of $246 million in 1994 and lower depreciation of property and equipment of $45 million in 1994.

PRODUCT-RELATED COSTS

     Expenditures for advertising, sales promotion and other product-related costs are expensed as incurred. Provisions for product warranty costs are recognized at the time the related sale is recognized. Advertising expense was $1.2 billion, $1.1 billion and $858 million in 1995, 1994 and 1993, respectively. Research and development costs were $1.4 billion, $1.3 billion and $1.2 billion in 1995, 1994 and 1993, respectively.

CASH AND CASH EQUIVALENTS

     Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents.

MARKETABLE SECURITIES

     Effective January 1, 1994, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Adoption of this accounting standard did not have a material effect on Chrysler's financial statements.

     Under SFAS No. 115, debt and equity securities with readily determinable fair values are segregated into one of the following categories -- trading, available-for-sale or held-to-maturity. Trading securities and available-for-sale securities are carried at their fair values. Changes in the fair values of trading securities are recorded in the statement of earnings. Changes in the fair values of available-for-sale securities are recognized as a component of shareholders' equity until such securities are sold. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

     At December 31, 1995 and 1994, Chrysler had investments in securities (including cash equivalents) with an aggregate carrying value of $7.3 billion and $7.9 billion, respectively, accounted for in accordance with SFAS No. 115. These securities consisted primarily of commercial paper, federal government agency

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
---------------------------------------------------------------
MARKETABLE SECURITIES -- CONTINUED
securities and corporate debt. At December 31, 1995, securities categorized as available-for-sale and held-to-maturity totaled $6.6 billion and $677 million, respectively. At December 31, 1994, securities categorized as available-for-sale and held-to-maturity totaled $5.5 billion and $2.4 billion, respectively. Substantially all such securities have maturities within one year.

     On December 29, 1995, CFC transferred all of its securities classified as held-to-maturity to available-for-sale. At the date of transfer, the amortized cost and unrealized gain of the securities transferred totaled $283 million and $9 million, respectively. This transfer resulted from CFC conducting a one-time reassessment of the classification of securities held in accordance with FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

ALLOWANCE FOR CREDIT LOSSES

     An allowance for credit losses is generally established during the period in which receivables or vehicle leases are acquired. The allowance for credit losses is maintained at a level deemed appropriate, based primarily on loss experience. Other factors affecting collectibility are also evaluated and appropriate adjustments are recorded. Retail automotive receivables and vehicle leases not supported by a dealer guaranty are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of the collateral when such loans are deemed to be impaired.

INVENTORIES

     Inventories are valued at the lower of cost or market. The cost of approximately 42 percent and 51 percent of inventories at December 31, 1995 and 1994, respectively, was determined on a Last-In, First-Out ("LIFO") basis. The balance of inventory cost was determined on a First-In, First-Out ("FIFO") basis.

INTANGIBLE ASSETS

     The purchase price of companies in excess of the value of net identifiable assets acquired ("goodwill") is amortized on a straight-line basis over periods of up to 40 years. The amount is reported net of accumulated amortization of $767 million and $723 million at December 31, 1995 and 1994, respectively. Chrysler periodically evaluates the carrying value of goodwill for impairment. Such evaluations are based principally on the projected, undiscounted cash flows of the operations to which the goodwill relates.

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
---------------------------------------------------------------
DERIVATIVE FINANCIAL INSTRUMENTS

     Chrysler manages risk arising from fluctuations in interest rates and currency exchange rates by using derivative financial instruments. Chrysler does not use derivative financial instruments for trading purposes.

     When Chrysler sells vehicles outside the United States or purchases components from suppliers outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. Periodically, Chrysler initiates hedging activities by entering into currency exchange agreements, consisting principally of currency forward contracts and purchased options, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within two years of origination. The currency exchange agreements are treated as off-balance sheet financial instruments, with related gains and losses recorded in the settlement of the underlying transactions. In the event of an early termination of a currency exchange agreement designated as a hedge, the gain or loss continues to be deferred and is included in the settlement of the underlying transaction. Chrysler also uses written currency options to effectively close out existing purchased options, both of which are then carried at fair value. Previously unrecognized gains and losses on the purchased options continue to be deferred and are included in the settlement of the underlying transaction.

     CFC utilizes interest rate swaps, interest rate caps, forward interest rate contracts and currency exchange agreements to manage funding costs and exposure arising from changes in interest and currency exchange rates. Interest differentials resulting from interest rate swap agreements used to change the interest rate characteristics of CFC's debt are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps are either matched with specific term debt obligations or with groups of commercial paper on a layered basis. Forward interest rate contracts are used to manage exposure to fluctuations in funding costs for anticipated securitizations of retail receivables. Unrealized gains or losses on forward interest rate contracts that qualify for hedge accounting treatment are deferred. Unrealized gains or losses on forward interest rate contracts that do not qualify for hedge accounting treatment are included in other revenues. Realized gains or losses for hedge instruments are included in the determination of the gain or loss from the related sales of retail receivables. In the event of an early termination of an interest rate exchange agreement designated as a hedge, the gain or loss is deferred and recorded as an adjustment to interest expense over the remaining term of the underlying debt. In addition, CFC enters into currency exchange agreements to manage its exposure to fluctuations in currency exchange rates related to specific borrowings denominated in currencies other than the local currency of the borrowing entity. As a result, such borrowings are translated in the consolidated balance sheet at the rates of exchange established under the related currency exchange agreement.

NOTE 2. INVENTORIES AND COST OF SALES
-------------------------------------

     Inventories, summarized by major classification, were as follows:

                                                                         DECEMBER 31
                                                                     -------------------
                                                                      1995         1994
                                                                     ------       ------
                                                                       (IN MILLIONS OF
                                                                          DOLLARS)
        Finished products, including service parts................   $1,232       $1,145
        Raw materials, finished production parts and supplies.....    1,456        1,223
        Vehicles held for short-term lease........................    1,760          988
                                                                     ------       ------
             Total................................................   $4,448       $3,356
                                                                     ======       ======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. INVENTORIES AND COST OF SALES -- CONTINUED
--------------------------------------------------

     Inventories valued on the LIFO basis would have been $334 million and $328 million higher than reported had they been valued on the FIFO basis at December 31, 1995 and 1994, respectively.

     Beginning in 1995, vehicles held for short-term lease include the carrying value of vehicles for which Chrysler conditionally guarantees the minimum resale value of the vehicles.

     Total manufacturing cost of sales aggregated $41.7 billion, $39.0 billion and $33.1 billion for 1995, 1994 and 1993, respectively.

NOTE 3. FINANCE RECEIVABLES AND RETAINED INTERESTS IN SOLD RECEIVABLES
----------------------------------------------------------------------

     Finance receivables and retained interests in sold receivables were as follows:

                                                                        DECEMBER 31
                                                                    --------------------
                                                                     1995         1994
                                                                    -------      -------
                                                                      (IN MILLIONS OF
                                                                          DOLLARS)
        Automotive financing.....................................   $ 7,875      $ 5,734
        Nonautomotive financing..................................     2,391        2,500
        Retained senior interests in wholesale receivables held
          in trusts..............................................       935        2,173
                                                                    -------      -------
             Total finance receivables...........................    11,201       10,407
        Retained interests in sold receivables...................     3,039        2,548
        Total allowance for credit losses........................      (617)        (522)
                                                                    -------      -------
             Total...............................................   $13,623      $12,433
                                                                    =======      =======

     Retained interests in sold receivables are generally restricted and subject to limited recourse provisions. At December 31, 1994, CFC was a party to an interest rate cap agreement related to $134 million of its retained interests. At December 31, 1994, CFC was also party to a forward interest rate contract (notional amount $500 million) to manage its exposure to fluctuations in funding costs.

     Contractual maturities of total finance receivables as of December 31, 1995, were (in millions of dollars): 1996 - $4,271; 1997 - $1,703; 1998 -
$1,603; 1999 - $1,042; 2000 - $623; and 2001 and thereafter - $1,959. Actual cash flows will vary from contractual maturities due to future sales of finance receivables, prepayments and charge-offs.

     Changes in the allowance for credit losses were as follows:

                                                                              YEAR ENDED
                                                                              DECEMBER 31
                                                                        -----------------------
                                                                        1995     1994     1993
                                                                        -----    -----    -----
                                                                            (IN MILLIONS OF
                                                                               DOLLARS)
Balance at beginning of year.........................................   $ 522    $ 507    $ 603
Provision for credit losses..........................................     372      203      209
Net credit losses....................................................    (252)    (159)    (207)
Transfers related to nonautomotive asset sales.......................      --       --      (79)
Other adjustments....................................................     (25)     (29)     (19)
                                                                        -----    -----    -----
Balance at end of year...............................................   $ 617    $ 522    $ 507
                                                                        =====    =====    =====

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES AND RETAINED INTERESTS IN SOLD RECEIVABLES -- CONTINUED
-------------------------------------------------------------------------

     Nonearning finance receivables, including receivables sold subject to limited recourse, totaled $333 million and $282 million at December 31, 1995 and 1994, respectively, which represented 1.0 percent and 0.9 percent of such receivables outstanding, respectively.

NOTE 4. PROPERTY AND EQUIPMENT
------------------------------

     Property and equipment, summarized by major classification, were as follows:

                                                                                DECEMBER 31
                                                                            -------------------
                                                                             1995        1994
                                                                            -------     -------
                                                                              (IN MILLIONS OF
                                                                                 DOLLARS)
Land.....................................................................   $   399     $   410
Buildings................................................................     5,171       4,694
Machinery and equipment..................................................    12,458      10,578
Furniture and fixtures...................................................       549         499
Construction in progress.................................................     1,891       2,100
                                                                            -------     -------
                                                                             20,468      18,281
Less accumulated depreciation                                                 7,873       7,208
                                                                            -------     -------
     Total...............................................................   $12,595     $11,073
                                                                            =======     =======

NOTE 5. ACCRUED LIABILITIES AND EXPENSES
----------------------------------------

     Accrued liabilities and expenses consisted of the following:

                                                                                DECEMBER 31
                                                                            -------------------
                                                                             1995         1994
                                                                            ------       ------
                                                                              (IN MILLIONS OF
                                                                                 DOLLARS)
Customer and dealer allowances and claims................................   $2,097       $1,715
Employee compensation and benefits.......................................    1,892        2,242
Deferred revenue related to vehicles sold with guaranteed minimum resale
  values.................................................................      991           --
Other....................................................................    2,052        1,625
                                                                            ------       ------
     Total...............................................................   $7,032       $5,582
                                                                            ======       ======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. DEBT
------------

     Debt consisted of the following:

                                                                        DECEMBER 31
                                                      -----------------------------------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     INTEREST
                                                      MATURITY       RATE(1)
                                                      ---------    ------------
                                                        1995       1995    1994     1995       1994
                                                      ---------    ----    ----    -------    -------
                                                                                    (IN MILLIONS OF
                                                                                        DOLLARS)
Chrysler, excluding CFC:
  Short-term debt..................................                 6.7%    5.3%   $   160    $   150
  Long-term debt payable within one year...........                                     49        187
                                                                                   -------    -------
     Total debt payable within one year............                                    209        337
                                                                                   -------    -------
  Debentures.......................................     2017       11.0%   12.0%       265        564
  Notes and other debt.............................   1996-2020    10.1%   11.4%     1,950      1,534
                                                                                   -------    -------
     Total long-term debt..........................                                  2,215      2,098
                                                                                   -------    -------
       Total.......................................                                  2,424      2,435
                                                                                   -------    -------
CFC:
  Short-term debt (primarily commercial paper).....                 6.2%    6.4%     2,514      4,495
  Long-term debt payable within one year...........                                  1,612        624
                                                                                   -------    -------
     Total debt payable within one year............                                  4,126      5,119
                                                                                   -------    -------
  Senior notes and debentures......................   1996-2018     7.2%    7.3%     7,625      5,475
  Mortgage notes, capital leases and other.........                                     18         77
                                                                                   -------    -------
     Total long-term debt..........................                                  7,643      5,552
                                                                                   -------    -------
       Total.......................................                                 11,769     10,671
                                                                                   -------    -------
Total Chrysler:
  Total long-term debt.............................                                $ 9,858    $ 7,650
                                                                                   =======    =======
  Total debt.......................................                                $14,193    $13,106
                                                                                   =======    =======

-------------------------
(1) The weighted average interest rates include the effects of interest rate exchange agreements.

     At December 31, 1995, aggregate annual maturities of consolidated debt, including principal payments on capital leases, were as follows (in millions of dollars): 1996-$4,335; 1997-$2,973; 1998-$2,354; 1999-$1,804; and 2000-$925.

     CFC enters into currency exchange agreements to manage its exposure to fluctuations in currency exchange rates related to specific borrowings denominated in currencies other than the local currency of the borrowing entity. As a result, such borrowings are translated in the consolidated balance sheet at the rates of exchange established under the related currency exchange agreement. The reported amount of such borrowings was $330 million. If CFC had not entered into currency exchange agreements, the amount would have been $175 million higher at December 31, 1995.

     To mitigate risks associated with changing interest rates on certain of its debt, CFC has entered into interest rate exchange agreements. CFC manages exposure to counterparty credit risk by entering into such agreements only with major financial institutions that are expected to fully perform under the terms of such

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DEBT -- CONTINUED
-------------------------
agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of interest rate exchange agreements on interest expense was immaterial in 1995, 1994 and 1993.

     The following table summarizes CFC's interest rate derivatives related to its debt:

                                                                                NOTIONAL AMOUNTS
                                                                                OUTSTANDING AND
                                                                                WEIGHTED AVERAGE
                                                                                     RATES
                                                                              --------------------
                                                                                  DECEMBER 31
                                                VARIABLE        MATURING      --------------------
     UNDERLYING FINANCIAL INSTRUMENTS         RATE INDICES      THROUGH        1995          1994
-------------------------------------------   ------------      --------      ------         -----
                                                                                (IN MILLIONS OF
                                                                                    DOLLARS)
PAY FIXED INTEREST RATE SWAPS
  Short-term notes.........................                       1998        $  250         $ 500
     Weighted average pay rate.............                                     9.08%         9.09%
     Weighted average receive rate.........   Money Market                      5.86%         5.98%

  Senior notes and debentures..............                       1997        $   74         $  90
     Weighted average pay rate.............                                     7.38%         9.44%
     Weighted average receive rate.........      LIBOR                          6.59%         5.81%

RECEIVE FIXED INTEREST RATE SWAPS
  Senior notes and debentures..............                       2006        $  750         $ 126
     Weighted average pay rate.............      LIBOR                          7.54%         5.84%
     Weighted average receive rate.........                                     8.27%         9.41%

VARIABLE INTEREST RATE SWAPS
  Senior notes and debentures..............                       1999        $1,611         $  61
     Weighted average pay rate.............      LIBOR                          5.93%         6.16%
     Weighted average receive rate.........     Treasury                        6.08%         6.89%

     During the second quarter of 1995, CFC entered into new revolving credit facilities which replaced its existing U.S. and Canadian revolving credit and receivable sale facilities. The new facilities, which total $8.0 billion, consist of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. As of December 31, 1995, no amounts were outstanding under these facilities.

     At December 31, 1995, Chrysler had a $1.7 billion revolving credit agreement which expires in July 1999. None of the commitment was drawn upon at December 31, 1995.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES
--------------------

     Earnings before income taxes and the cumulative effect of changes in accounting principles were attributable to the following sources:

                                                                       YEAR ENDED DECEMBER 31
                                                                    ----------------------------
                                                                     1995       1994       1993
                                                                    ------     ------     ------
                                                                      (IN MILLIONS OF DOLLARS)
United States...................................................    $3,179     $5,239     $3,191
Foreign.........................................................       270        591        647
                                                                    ------     ------     ------
     Total......................................................    $3,449     $5,830     $3,838
                                                                    ======     ======     ======

     The provision for income taxes included the following:

                                                                       YEAR ENDED DECEMBER 31
                                                                    ----------------------------
                                                                     1995       1994       1993
                                                                    ------     ------     ------
                                                                      (IN MILLIONS OF DOLLARS)
Currently Payable:
  United States.................................................    $  879     $  876     $  523
  Foreign.......................................................        63         60         69
  State and local...............................................       200        116         28
                                                                    ------     ------     ------
                                                                     1,142      1,052        620
                                                                    ------     ------     ------
Deferred:
  United States.................................................       167        820        528
  Foreign.......................................................        48         73        131
  State and local...............................................       (29)       172        144
                                                                    ------     ------     ------
                                                                       186      1,065        803
                                                                    ------     ------     ------
     Total......................................................    $1,328     $2,117     $1,423
                                                                    ======     ======     ======

     Chrysler does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries, as such cumulative earnings of $2.1 billion are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liability for these undistributed foreign earnings.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES -- CONTINUED
---------------------------------

     A reconciliation of income taxes determined using the statutory U.S. rate of 35 percent to actual income taxes provided was as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                       --------------------------
                                                                        1995      1994      1993
                                                                       ------    ------    ------
                                                                        (IN MILLIONS OF DOLLARS)
Tax at U.S. statutory rate..........................................   $1,207    $2,041    $1,343
State and local taxes, net of federal tax benefit...................      116       191       114
Recognition of prior years' research and development tax credits....       --      (100)       --
Adjustments to reflect assessment of realizability of deferred tax
  assets............................................................      (29)      (32)       --
Rate adjustment of U.S. deferred tax assets and liabilities.........       --        --       (72)
Other...............................................................       34        17        38
                                                                       ------    ------    ------
     Total provision for income taxes...............................   $1,328    $2,117    $1,423
                                                                       ======    ======    ======
     Effective income tax rate......................................     38.5%     36.3%     37.1%
                                                                       ======    ======    ======

     The adjustment to the provision for income taxes for the recognition of prior years' research and development tax credits in 1994 represented the tax benefits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on U.S. Department of Treasury income tax regulations issued in 1994.

     The tax-effected temporary differences and carryforwards which comprised deferred tax assets and liabilities were as follows:

                                                        DECEMBER 31, 1995                DECEMBER 31, 1994
                                                  -----------------------------    -----------------------------
                                                   DEFERRED        DEFERRED         DEFERRED        DEFERRED
                                                  TAX ASSETS    TAX LIABILITIES    TAX ASSETS    TAX LIABILITIES
                                                  ----------    ---------------    ----------    ---------------
                                                                     (IN MILLIONS OF DOLLARS)
Nonpension postretirement benefits.............     $3,121          $    --          $2,960          $    --
Pensions.......................................          8            1,966              11            1,726
Accrued expenses...............................      2,698                2           2,471               --
Lease transactions.............................         --            1,734              --            1,713
Depreciation...................................         --            1,769              --            1,678
Tax credit carryforwards.......................        211               --              51               --
Alternative minimum tax credit carryforwards...        282               --             751               --
State and local taxes..........................        160              109             215              105
Net operating loss ("NOL") carryforwards.......         77               --             109               --
Other..........................................        346              825             193              670
                                                     -----            -----          ------          -------
                                                     6,903            6,405           6,761            5,892
Valuation allowance............................         (3)              --             (77)              --
                                                     -----            -----          ------          -------
     Total.....................................     $6,900           $6,405          $6,684          $ 5,892
                                                    ======           ======          ======          =======

     Chrysler's tax credit carryforwards expire at various dates through the year 2009; alternative minimum tax credit carryforwards have no expiration dates. NOL carryforwards totaled $218 million at December 31,

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES -- CONTINUED
---------------------------------

1995, and may be used through the year 2008. The valuation allowance was principally related to a subsidiary's NOL carryforwards. Changes in the valuation allowance were as follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31
                                                                           --------------------
                                                                           1995    1994    1993
                                                                           ----    ----    ----
                                                                             (IN MILLIONS OF
                                                                                 DOLLARS)
Balance at beginning of year............................................   $ 77    $146    $130
Provision for unrecognizable deferred tax assets generated..............     --      --      36
Utilization of NOL carryforwards........................................    (45)    (25)    (20)
Adjustments to reflect assessment of realizability of deferred tax
  assets................................................................    (29)    (32)     --
Other...................................................................     --     (12)     --
                                                                           -----   -----   -----
Balance at end of year..................................................   $  3    $ 77    $146
                                                                           =====   =====   =====

NOTE 8. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
-----------------------------------------------------

LITIGATION
----------

     Various claims and legal proceedings have been asserted or instituted against Chrysler, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that the final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, Chrysler believes that any resulting liability should not materially affect its consolidated financial position.

ENVIRONMENTAL MATTERS

     Chrysler is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against Chrysler concerning environmental matters. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that final resolution of some of these matters may require Chrysler to make significant expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, Chrysler believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS -- CONTINUED
------------------------------------------------------------------

POSSIBLE DISPOSITION OF ASSETS AND BUSINESSES

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler has sold certain assets and businesses in past years which are not related to its core automotive business, and is exploring the sale of other such assets and businesses in the near term. Although Chrysler cannot reasonably estimate the gains or losses that may result from the sales of such assets and businesses, if any, such gains or losses could have a material effect on Chrysler's consolidated operating results. However, Chrysler believes that such gains or losses should not materially affect its consolidated financial position.

CONCENTRATIONS

     At December 31, 1995, Chrysler had a total of approximately 126,000 employees worldwide. Of this total, approximately 85,000 hourly workers and 29,000 salaried workers were employed in the U.S. and Canada. In the U.S. and Canada, approximately 95 percent of Chrysler's hourly employees and 22 percent of its salaried employees are represented by unions. Of these represented employees, 97 percent of hourly and 90 percent of salaried employees are represented by the United Automotive, Aerospace, and Agricultural Implement Workers of America ("UAW") or the National Automobile, Aerospace, and Agricultural Implement Workers of Canada ("CAW"). The existing national agreements with the UAW and CAW will expire in September of 1996.

OTHER MATTERS

     The majority of Chrysler's lease payments are for operating leases. At December 31, 1995, Chrysler had the following minimum rental commitments under noncancelable operating leases: 1996-$341 million; 1997-$182 million; 1998-$99 million; 1999-$77 million; 2000-$61 million; and 2001 and thereafter-$201 million. Future minimum lease commitments have not been reduced by minimum sublease rentals of $218 million due in the future under noncancelable subleases.

     Rental expense for operating leases with original expiration dates beyond one year was $436 million, $407 million and $410 million in 1995, 1994 and 1993, respectively. Sublease rentals of $58 million, $60 million, and $61 million were received in 1995, 1994 and 1993, respectively.

     Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, approximating $1.2 billion at December 31, 1995.

     At December 31, 1995, Chrysler had guaranteed obligations of others in the amount of $301 million, none of which were secured by collateral.

NOTE 9. STOCK OPTIONS AND PERFORMANCE-BASED COMPENSATION
--------------------------------------------------------

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS AND PERFORMANCE-BASED COMPENSATION -- CONTINUED
---------------------------------------------------------------------

     Under the Plan and the 1991 Plan, outstanding options, consisting of ten-year nonqualified stock options, have exercise prices of not less than the market value of Chrysler common stock at the date of grant. Options generally become exercisable on up to 40 percent of the shares after one year from the date of grant, 70 percent after two years and 100 percent after three years. Information with respect to options granted under the Plan and the 1991 Plan, including the conversion of American Motors Corporation ("AMC") options outstanding at the date of the AMC acquisition, was as follows:



                                                            SHARES UNDER      OPTION PRICE
                                                               OPTION          PER SHARE
                                                            ------------      ------------
                                                            (IN MILLIONS)
        Outstanding at January 1, 1993...................       14.8         $11.75 - $68.85
          Granted........................................        3.0          36.88 -  56.44
          Exercised......................................       (6.4)         11.75 -  44.13
          Terminated.....................................       (0.2)
                                                                ----
        Outstanding at December 31, 1993.................       11.2          11.75 -  56.44
          Granted........................................        3.3          44.75 -  62.19
          Exercised......................................       (1.3)         11.75 -  47.32
          Terminated.....................................       (0.1)
                                                                ----
        Outstanding at December 31, 1994.................       13.1          11.75 -  62.19
          Granted........................................        3.7          43.19 -  57.00
          Exercised......................................       (1.9)         11.75 -  47.75
          Terminated.....................................       (0.2)
                                                                ----
        Outstanding at December 31, 1995.................       14.7          11.75 -  62.19
                                                                ====

     Shares available for granting options at the end of 1995, 1994 and 1993 were 11.2 million, 15.1 million, and 1.5 million, respectively. At December 31, 1995, 6.2 million options with prices ranging from $43.19 to $57.00 were not yet exercisable under the terms of the Plan and the 1991 Plan.

     In addition to the Plan and the 1991 Plan, Chrysler has programs under which additional compensation is paid to hourly and salaried employees based upon various measures of Chrysler's performance. Such performance-based compensation programs include incentive compensation and profit sharing paid to certain hourly and salaried employees.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREHOLDERS' EQUITY
-----------------------------

     Information with respect to shareholders' equity was as follows (shares in millions):

                                                                        YEAR ENDED DECEMBER 31
                                                                     ----------------------------
                                                                      1995       1994      1993
                                                                     -------    ------    -------
                                                                       (IN MILLIONS OF DOLLARS)
PREFERRED STOCK:
  Balance at beginning of year....................................   $     2    $    2    $     2
     Conversions into common stock................................        (2)       --         --
                                                                     -------    ------    -------
  Balance at end of year..........................................   $     *    $    2    $     2
                                                                     =======    ======    =======
COMMON STOCK:
  Balance at beginning of year....................................   $   364    $  364    $   312
     Conversions of preferred stock...............................        44        --         --
     Shares issued................................................        --        --         52
                                                                     -------    ------    -------
  Balance at end of year..........................................   $   408    $  364    $   364
                                                                     =======    ======    =======
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year....................................   $ 5,536    $5,533    $ 3,657
     Conversions of preferred stock...............................       (42)       --         --
     Issuance of common stock.....................................        --        --      1,900
     Shares issued under employee benefit plans...................        12         3        (24)
                                                                     -------    ------    -------
  Balance at end of year..........................................   $ 5,506    $5,536    $ 5,533
                                                                     =======    ======    =======
RETAINED EARNINGS:
  Balance at beginning of year....................................   $ 5,006    $1,170    $ 3,924
     Net earnings (loss)..........................................     2,025     3,713     (2,551)
     Dividends declared...........................................      (777)     (470)      (308)
     Adjustment of additional minimum pension liability...........       (42)      626         64
     Translation and other adjustments............................        68       (33)        41
                                                                     -------    ------    -------
  Balance at end of year..........................................   $ 6,280    $5,006    $ 1,170
                                                                     =======    ======    =======
TREASURY STOCK:
  Balance at beginning of year....................................   $  (214)   $ (233)   $  (357)
     Repurchases of common stock..................................    (1,047)       --         --
     Shares issued under employee benefit plans (1995 -- 1.8; 1994
      -- 1.4; 1993 -- 5.8)........................................        26        19        124
                                                                     -------    ------    -------
  Balance at end of year                                             $(1,235)   $ (214)   $  (233)
                                                                     =======    ======    =======

-------------------------
* Less than $1 million

     During December 1994, Chrysler's Board of Directors approved a $1 billion common stock repurchase program commencing in the first quarter of 1995. In 1995, Chrysler's Board of Directors approved an increase in the program to $2 billion to be completed by the end of 1996, depending on market conditions. In 1995, Chrysler repurchased 23 million shares of its common stock under this program at a cost of $1,070 million (including $23 million in unsettled repurchases).

     The annual dividend on the Series A Convertible Preferred Stock (the "Preferred Stock") is $46.25 per share. The Preferred Stock is convertible, unless previously redeemed, at a rate (subject to adjustment in

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREHOLDERS' EQUITY -- CONTINUED
------------------------------------------

certain events) of 27.78 shares of common stock for each share of Preferred Stock. The Preferred Stock is not redeemable prior to January 22, 1997. Thereafter, Chrysler may redeem the Preferred Stock, in whole or in part, at $523.13 per share of Preferred Stock for the period ending December 31, 1997 and thereafter declining ratably annually to $500.00 per share after December 31, 2001, plus accrued and unpaid dividends. During 1995, holders of substantially all of the Preferred Stock converted their shares into shares of common stock.

     In February 1988, the Board of Directors declared and distributed a dividend of one Preferred Share Purchase Right (a "Right") for each then outstanding share of Chrysler's common stock and authorized the distribution of one Right with respect to each subsequently issued share of common stock. Each Right, as most recently amended, entitles a shareholder to purchase one one-hundredth of a share of Junior Participating Cumulative Preferred Stock of Chrysler at a price of $120. The Rights are attached to the common stock and are not represented by separate certificates or exercisable until the earliest to occur of (i) 10 days following the time (the "Stock Acquisition Time") of a public announcement or communication to Chrysler that a person or group of persons has acquired or obtained the right to acquire 15 percent or more of Chrysler's outstanding common stock, and (ii) 10 business days after a person or group of persons announces or commences a tender offer that would result, if successful, in the bidder owning 15 percent or more of Chrysler's outstanding common stock. If the acquiring person or group acquires 15 percent or more of the common stock (except pursuant to a tender offer made for all of Chrysler's common stock, and determined by Chrysler's independent directors to be fair and in the best interests of Chrysler and its shareholders) each Right (other than those held by the acquiror) will entitle its holder to buy, for $120, a number of shares of Chrysler's common stock having a market value of $240. Similarly, if after the Stock Acquisition Time, Chrysler is acquired in a merger or other business combination and is not the surviving corporation, or 50 percent or more of its assets, cash flow or earning power is sold, each Right (other than those held by the surviving or acquiring company) will entitle its holder to purchase, for $120, shares of the surviving or acquiring company having a market value of $240. Chrysler's directors may redeem the Rights at $0.05 per Right, and may amend the Rights or extend the time during which the Rights may be redeemed, only prior to the Stock Acquisition Time. Additionally, at any time after a person or group acquires 15 percent or more, but less than 50 percent, of Chrysler's common stock, Chrysler's directors may exchange the Rights (other than those held by the acquiror), in whole or in part, at an exchange ratio of one share of common stock (or a fractional share of preferred stock with equivalent voting rights) per Right. The Rights will expire on February 22, 1998.

     Of the 1.0 billion shares of authorized common stock at December 31, 1995, 53 million shares were reserved for issuance under Chrysler's various employee benefit plans and the conversion of the Preferred Stock.

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

NOTE 11. PENSION PLANS
----------------------

     Chrysler's pension plans provide noncontributory and contributory benefits. The noncontributory pension plans cover substantially all of the hourly and salaried employees of Chrysler and certain of its consolidated

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
       SUPPLEMENTARY DATA -- CONTINUED
       -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. PENSION PLANS -- CONTINUED
-----------------------------------
subsidiaries. Benefits are based on a fixed rate for each year of service. Additionally, contributory benefits are provided to substantially all salaried employees of Chrysler and certain of its consolidated subsidiaries under the Salaried Employees' Retirement Plan. This plan provides benefits based on the employee's cumulative contributions, years of service during which employee contributions were made, and the employee's average salary during the consecutive five years in which salary was highest in the 15 years preceding retirement.

     Contributions to the pension trust fund for U.S. plans are in compliance with the Employee Retirement Income Security Act of 1974, as amended. All pension trust fund assets and income accruing thereon are used solely to pay pension benefits and administer the plans. Chrysler made pension fund contributions totaling $838 million in 1995, $2.6 billion in 1994 and $3.5 billion in 1993.

     At December 31, 1995, plan assets were invested in a diversified portfolio that consisted primarily of debt and equity securities, including 11.9 million shares of Chrysler common stock with a market value of $658 million. During 1995, $29 million of dividends were received on Chrysler common stock.

     The components of pension expense were as follows:

                                                                 YEAR ENDED DECEMBER 31
                                -----------------------------------------------------------------------------------------
                                           1995                           1994                           1993
                                ---------------------------    ---------------------------    ---------------------------
                                           NON-                           NON-                           NON-
                                 U.S.      U.S.                 U.S.      U.S.                 U.S.      U.S.
                                 PLANS     PLANS     TOTAL      PLANS     PLANS     TOTAL      PLANS     PLANS     TOTAL
                                -------    -----    -------    -------    -----    -------    -------    -----    -------
                                                                (IN MILLIONS OF DOLLARS)
Service cost -- benefits
  earned during the year.....   $   233    $  20    $   253    $   275    $  29    $   304    $   218    $ 20     $   238
Interest on projected benefit
  obligation.................       903       90        993        833       86        919        779      79         858
Return on plan assets:
  Actual return..............    (2,572)    (168)    (2,740)       183       11        194     (1,283)    (35 )    (1,318)
  Deferred (loss) gain.......     1,465       67      1,532     (1,106)    (116)    (1,222)       617     (40 )       577
                                --------   ------   --------   --------   ------   --------   --------   -----    --------
  Expected return............    (1,107)    (101)    (1,208)      (923)    (105)    (1,028)      (666)    (75 )      (741)
Net amortization and other...       328       39        367        471       48        519        366      35         401
                                --------   ------   --------   --------   ------   --------   --------   -----    --------
      Total..................   $   357    $  48    $   405    $   656    $  58    $   714    $   697    $ 59     $   756
                                ========   ======   ========   ========   ======   ========   ========   =====    ========

     During 1995, 1994 and 1993, the cost of voluntary early retirement programs, which are periodically offered to certain salaried and hourly employees, was $21 million, $68 million and $40 million, respectively, and is included in pension expense.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. PENSION PLANS -- CONTINUED
-----------------------------------

     Pension expense is determined using assumptions at the beginning of the year. The projected benefit obligation ("PBO") is determined using the assumptions at the end of the year. Assumptions used to determine pension expense and the PBO were:

                                                             DECEMBER 31
                               ------------------------------------------------------------------------
                                            U.S. PLANS                          NON-U.S. PLANS
                               ------------------------------------    --------------------------------
                                1995      1994      1993      1992     1995     1994     1993     1992
                               ------    ------    ------    ------    -----    -----    -----    -----
Discount rate...............    7.00%     8.63%     7.38%     8.38%    8.25%    9.75%    8.25%    9.50%
Rate of increase in future
  compensation levels.......    6.00%     6.00%     6.00%     6.00%    6.00%    6.00%    6.00%    6.00%
Long-term rate of return on
  plan assets...............   10.00%    10.00%    10.00%    10.00%    9.00%    9.00%    9.00%    9.50%

     The decrease in the discount rate for U.S. Plans from 8.63 percent as of December 31, 1994 to 7.00 percent as of December 31, 1995 resulted in a $1.7 billion increase in the PBO at December 31, 1995 and is expected to result in an $89 million increase in 1996 pension expense.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. PENSION PLANS -- CONTINUED
-----------------------------------

     The following table presents a reconciliation of the funded status of the plans with amounts recognized in the consolidated balance sheet:

                                                                        DECEMBER 31, 1995
                                            --------------------------------------------------------------------------
                                                     U.S. PLANS                      NON-U.S. PLANS
                                            -----------------------------   --------------------------------
                                             ASSETS     ACCUM.               ASSETS     ACCUM.
                                             EXCEED    BENEFITS              EXCEED    BENEFITS
                                             ACCUM.     EXCEED     U.S.      ACCUM.     EXCEED     NON-U.S.
                                            BENEFITS    ASSETS     TOTAL    BENEFITS    ASSETS      TOTAL       TOTAL
                                            --------   --------   -------   --------   --------   ----------   -------
                                                                     (IN MILLIONS OF DOLLARS)
Actuarial present value of benefits:
  Vested................................... $  9,644    $  376    $10,020    $1,132      $  9       $1,141     $11,161
  Nonvested................................    2,622        79      2,701        23         1           24       2,725
                                            --------    ------    --------  -------     -----      -------     --------
Accumulated benefit obligation.............   12,266       455     12,721     1,155        10        1,165      13,886
Effect of projected future salary
  increases................................      252         9        261        12         2           14         275
                                            --------    ------    --------  -------     -----      -------     --------
PBO........................................   12,518       464     12,982     1,167        12        1,179      14,161
Plan assets at fair value..................   13,353        86     13,439     1,218        --        1,218      14,657
                                            --------    ------    --------  -------     -----      -------     --------
PBO (in excess of)/less than plan assets...      835      (378)       457        51       (12)          39         496
Unrecognized net loss/(gain)...............    1,292        79      1,371       485        (1)         484       1,855
Unrecognized prior service cost............    1,258        39      1,297       187        --          187       1,484
Unamortized net obligation at date of
  adoption.................................      855         1        856         4         4            8         864
Adjustment required to recognize minimum
  liability................................       --      (114)      (114)       --        (1)          (1)       (115)
                                            --------    ------    --------  -------     -----      -------     --------
Net prepaid pension asset/(liability)
  recognized in the consolidated balance
  sheet.................................... $  4,240    $ (373)   $ 3,867    $  727      $(10)      $  717     $ 4,584
                                            ========    ======    ========  =======     =====      =======     ========

                                                                        DECEMBER 31, 1994
                                            --------------------------------------------------------------------------
                                                     U.S. PLANS                      NON-U.S. PLANS
                                            -----------------------------   --------------------------------
                                             ASSETS     ACCUM.               ASSETS     ACCUM.
                                             EXCEED    BENEFITS              EXCEED    BENEFITS
                                             ACCUM.     EXCEED     U.S.      ACCUM.     EXCEED     NON-U.S.
                                            BENEFITS    ASSETS     TOTAL    BENEFITS    ASSETS      TOTAL       TOTAL
                                            --------   --------   -------   --------   --------   ----------   -------
                                                                     (IN MILLIONS OF DOLLARS)
Actuarial present value of benefits:
  Vested................................... $  7,909    $  256    $ 8,165    $  866      $  8       $  874     $ 9,039
  Nonvested................................    2,284        50      2,334        18        --           18       2,352
                                            --------    ------    --------  -------     -----      -------     --------
Accumulated benefit obligation.............   10,193       306     10,499       884         8          892      11,391
Effect of projected future salary
  increases................................      252         4        256         5         1            6         262
                                            --------    ------    --------  -------     -----      -------     --------
PBO........................................   10,445       310     10,755       889         9          898      11,653
Plan assets at fair value..................   10,896        45     10,941       956        --          956      11,897
                                            --------    ------    --------  -------     -----      -------     --------
PBO (in excess of)/less than plan assets...      451      (265)       186        67        (9)          58         244
Unrecognized net loss/(gain)...............    1,027         4      1,031       365        (2)         363       1,394
Unrecognized prior service cost............    1,324        44      1,368       202        --          202       1,570
Unamortized net obligation at date of
  adoption.................................      997         1        998         5         4            9       1,007
Adjustment required to recognize minimum
  liability................................       --       (49)       (49)       --        (3)          (3)        (52)
                                            --------    ------    --------  -------     -----      -------     --------
Net prepaid pension asset/(liability)
  recognized in the consolidated balance
  sheet.................................... $  3,799    $ (265)   $ 3,534    $  639      $(10)      $  629     $ 4,163
                                            ========    ======    ========  =======     =====      =======     ========

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. PENSION PLANS -- CONTINUED
-----------------------------------
     Included in other assets on the consolidated balance sheet as of December 31, 1995 and 1994 was noncurrent prepaid pension expense of $4.7 billion and $4.1 billion, respectively.

NOTE 12. NONPENSION POSTRETIREMENT BENEFITS
-------------------------------------------

     Chrysler provides health and life insurance benefits to substantially all of its hourly and salaried employees and those of certain of its consolidated subsidiaries. Upon retirement from Chrysler, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically. Prior to 1993, the expense recognized for these benefits was based primarily on cash expenditures for the period. Effective January 1, 1993, Chrysler adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of such benefits during the years employees provide services. The adoption of this accounting standard resulted in an after-tax charge of $4.7 billion, or $13.57 per common share, in 1993. Implementation of SFAS No. 106 did not increase Chrysler's cash expenditures for postretirement benefits.

     Components of nonpension postretirement benefit expense were as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                       ------------------------
                                                                       1995      1994      1993
                                                                       ----      ----      ----
                                                                       (IN MILLIONS OF DOLLARS)
Benefits attributed to employees' service...........................   $136      $178      $142
Interest on accumulated nonpension postretirement benefit
  obligation........................................................    670       665       626
Net amortization....................................................    (48)       (9)       --
                                                                       ----      ----      ----
       Total........................................................   $758      $834      $768
                                                                       ====      ====      ====

     The following table summarizes the components of the nonpension postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1995 and 1994:

                                                                              DECEMBER 31
                                                                          --------------------
                                                                           1995          1994
                                                                          -------       ------
                                                                            (IN MILLIONS OF
                                                                                DOLLARS)
Accumulated nonpension postretirement benefit obligation ("ANPBO")
  attributable to:
  Retirees.............................................................   $ 4,798       $4,056
  Active employees eligible for benefits...............................     1,761        1,259
  Other active employees...............................................     3,273        2,837
                                                                          -------       ------
     Total ANPBO.......................................................     9,832        8,152
  Unrecognized negative prior service cost.............................       237          360
  Unrecognized net loss................................................    (1,344)        (142)
                                                                          -------       ------
       Total...........................................................   $ 8,725       $8,370
                                                                          =======       ======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NONPENSION POSTRETIREMENT BENEFITS -- CONTINUED
--------------------------------------------------------
     Nonpension postretirement benefit expense is determined using assumptions at the beginning of the year. The ANPBO is determined using the assumptions at the end of the year. Assumptions at December 31, 1995, 1994 and 1993 were:

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                    1995       1994       1993
                                                                    ----       ----       ----
Discount rate....................................................   7.0%       8.6%       7.5%
Health care inflation rate in following (or "base") year.........   7.5%       7.5%       9.2%
Ultimate health care inflation rate (2002)(1)....................   5.4%       5.5%       5.5%
Average health care inflation rate (base year through 2002)......   5.8%       6.1%       6.3%

-------------------------
(1) Rate decreases annually through the year 2002

     The decrease in the discount rate from 8.6 percent to 7.0 percent as of December 31, 1995 resulted in a $1.6 billion increase in the ANPBO in 1995, and is expected to result in a $124 million increase in nonpension postretirement benefit expense in 1996.

     A one percentage point increase in the assumed health care inflation rate in each year would have increased the ANPBO at December 31, 1995 by $1.2 billion and would have increased the aggregate of the service and interest cost components of nonpension postretirement benefit expense in 1995 by $105 million.

NOTE 13. SALES OF AUTOMOTIVE ASSETS AND INVESTMENTS
---------------------------------------------------

     During 1994, Chrysler sold its wire harness operations and certain of its soft trim operations, and entered into five-year supply agreements with each of the purchasers. Aggregate net proceeds from the sales and the supply agreements were $315 million. The related pretax gains of $254 million were deferred and are being recognized over the periods of the respective supply agreements.

     In 1993, Chrysler sold its plastics operations for net proceeds of $132 million. The sale resulted in a pretax gain of $60 million ($39 million after income taxes). Also during 1993, Chrysler sold its remaining 50.3 million shares of Mitsubishi Motors Corporation stock for net proceeds of $329 million, resulting in a pretax gain of $205 million ($128 million after income taxes).

NOTE 14. SPECIAL PLANT PROVISION
--------------------------------

     During 1995, Chrysler recorded a $263 million provision ($162 million after income taxes) for costs associated with production changes at its Newark assembly plant. The plant ended production of Chrysler's LeBaron convertibles in July 1995. In addition, Newark production of the Chrysler Concorde and Dodge Intrepid was reduced to one shift in August 1995 and will end prior to production of a new vehicle in the fall of 1997. The provision includes the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

     Supplemental disclosures to the consolidated statement of cash flows were as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                        ----------------------
                                                                        1995     1994     1993
                                                                        ----     ----     ----
                                                                           (IN MILLIONS OF
                                                                               DOLLARS)
Interest paid (net of amounts capitalized):
  Chrysler, excluding CFC                                               $105     $195     $326
  CFC                                                                    847      733      847
Interest capitalized                                                     204      177      176
Income taxes paid, net of refunds received                               944      910      535

     CFC acquired $250 million and $300 million of asset-backed securities in non-cash transactions relating to the securitization of retail receivables during 1995 and 1994, respectively.

NOTE 16. FINANCIAL INSTRUMENTS
------------------------------

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

     Amounts related to Chrysler's financial instruments were as follows:

                                                            DECEMBER 31, 1995      DECEMBER 31, 1994
                                                           -------------------    -------------------
                                                           CARRYING     FAIR      CARRYING     FAIR
                                                            AMOUNT      VALUE      AMOUNT      VALUE
                                                           --------    -------    --------    -------
                                                                    (IN MILLIONS OF DOLLARS)
BALANCE SHEET FINANCIAL INSTRUMENTS
  Marketable securities.................................   $  2,582    $ 2,583    $  3,226    $ 3,218
  Finance receivables and retained interests(1).........     11,823     11,827      10,569     10,535
  Debt..................................................     14,368     15,331      13,326     13,752
  Currency exchange agreements(2).......................        175        200         220        241

-------------------------
(1) The carrying value of finance receivables and retained interests excludes $1,800 million and $1,864 million of direct finance and leveraged leases classified as finance receivables in the consolidated balance sheet at December 31, 1995 and 1994, respectively.

(2) Currency exchange agreements are recorded on the consolidated balance sheet as a net reduction to the carrying value of debt.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FINANCIAL INSTRUMENTS -- CONTINUED
-------------------------------------------

                                                          DECEMBER 31, 1995            DECEMBER 31, 1994
                                                      -------------------------    -------------------------
                                                      CONTRACT OR    UNREALIZED    CONTRACT OR    UNREALIZED
                                                       NOTIONAL        GAINS/       NOTIONAL        GAINS/
                                                        AMOUNT        (LOSSES)       AMOUNT        (LOSSES)
                                                      -----------    ----------    -----------    ----------
                                                                     (IN MILLIONS OF DOLLARS)
OTHER FINANCIAL INSTRUMENTS
  Interest rate swaps
     With unrealized gains.........................     $   750         $ 26          $ 101          $  4
     With unrealized losses........................       1,935          (33)           676           (16)
  Interest rate caps...............................          --           --            134            --
  Forward interest rate contract...................          --           --            500             1
  Currency forward contracts
     With unrealized gains.........................         573           14             --            --
     With unrealized losses........................         885          (26)           326           (17)
  Purchased currency options(1)
     With unrealized gains.........................         328           23             --            --
     With unrealized losses........................         418          (10)           901           (21)

-------------------------
(1) Includes purchased currency options with a notional amount of $351 million which have been effectively closed out with written currency options also with a notional amount of $351 million.

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.

     The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Marketable securities
---------------------

     The fair values of marketable securities were estimated using quoted market prices.

Finance receivables and retained interests in sold receivables
--------------------------------------------------------------

     The carrying value of variable-rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed-rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of the date of the consolidated balance sheet. The fair values of excess servicing cash flows and other subordinated amounts due CFC arising from receivable sale transactions were estimated by discounting expected cash flows.

Debt
----

     The fair value of public debt was estimated using quoted market prices. The fair value of other long-term debt was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FINANCIAL INSTRUMENTS -- CONTINUED
-------------------------------------------

Currency exchange agreements
----------------------------

     The fair values of currency exchange agreements were estimated by discounting the expected cash flows using market exchange rates and relative market interest rates over the remaining terms of the agreements. Currency exchange agreements are more fully described in Notes 1 and 6.

Interest rate exchange agreements
---------------------------------

     The fair values of interest rate swaps, interest rate caps and forward interest rate contracts were estimated by discounting expected cash flows using quoted market interest rates. Interest rate exchange agreements are more fully described in Notes 1, 3 and 6.

Currency forward and option contracts
-------------------------------------

     The fair values of currency forward and option contracts were estimated based on quoted market prices for contracts of similar terms. Currency forward and option contracts are more fully described in Note 1.

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

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA
--------------------------------------------------

INDUSTRY SEGMENT DATA
---------------------

     Chrysler operates in two principal industry segments: Car and Truck and Financial Services. The Car and Truck segment is comprised of the automotive operations of Chrysler, which includes the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Based on assets, revenues and earnings, automotive operations represent the majority of Chrysler's business activities. The Financial Services segment is comprised of CFC, which is engaged principally in retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management. Chrysler also participates in short-term vehicle rental activities through its Car Rental Operations and engages in aircraft modification and the manufacture of electronics products and systems through its Chrysler Technologies Corporation subsidiary ("CTC"). The Car Rental Operations and CTC, each represent less than 10 percent of revenues, operating profits and identifiable assets, and have been included in the Car and Truck segment. Chrysler's operations are conducted primarily in North America including the United States, Canada and Mexico.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        -------------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA -- CONTINUED
---------------------------------------------------------------
INDUSTRY SEGMENT DATA -- CONTINUED
----------------------------------
     Information concerning operations by industry segment was as follows:

                                                                    CAR       FINANCIAL
                                                                 AND TRUCK    SERVICES     CONSOLIDATED
                                                                 ---------    ---------    ------------
                                                                        (IN MILLIONS OF DOLLARS)
DECEMBER 31, 1995
--------------------
Revenues:
  Unaffiliated customers......................................    $50,966      $  2,229      $ 53,195
  Intersegment................................................         13           210            --
                                                                   ------        ------        ------
Total revenues................................................     50,979         2,439        53,195
Operating earnings............................................      3,191           522         3,539
Interest expense..............................................        275            --           101
Equity in earnings of unconsolidated subsidiaries and
  affiliates..................................................         11            --            11
Earnings before income taxes..................................      2,927           522         3,449
Depreciation/amortization.....................................      2,139            81         2,220
Capital expenditures..........................................      3,774           335         4,109
Identifiable assets...........................................     38,358        17,835        53,756
Liabilities...................................................     30,701        14,533        42,797

DECEMBER 31, 1994
-----------------
Revenues:
  Unaffiliated customers......................................    $50,381      $  1,854      $ 52,235
  Intersegment................................................          7           141            --
                                                                   ------        ------        ------
Total revenues................................................     50,388         1,995        52,235
Operating earnings............................................      5,829           315         6,023
Interest expense..............................................        311            --           190
Equity in loss of unconsolidated subsidiaries and
  affiliates..................................................          3            --             3
Earnings before income taxes..................................      5,515           315         5,830
Depreciation/amortization.....................................      1,880            75         1,955
Capital expenditures..........................................      3,796           228         4,024
Identifiable assets...........................................     36,001        16,648        49,539
Liabilities...................................................     28,580        13,375        38,845

DECEMBER 31, 1993
-----------------
Revenues:
  Unaffiliated customers......................................    $41,681      $  1,919      $ 43,600
  Intersegment................................................         34           120            --
                                                                   ------        ------        ------
Total revenues................................................     41,715         2,039        43,600
Operating earnings............................................      4,050           267         4,200
Interest expense..............................................        445            --           328
Equity in loss of unconsolidated subsidiaries and
  affiliates..................................................         34            --            34
Earnings before income taxes..................................      3,571           267         3,838
Depreciation/amortization.....................................      1,530           110         1,640
Capital expenditures..........................................      2,977            18         2,995
Identifiable assets...........................................     32,492        14,251        43,679
Liabilities...................................................     28,787        11,120        36,843

     Interest expense of the Financial Services segment has been netted against operating earnings, which is consistent with industry practice. Certain line items do not add to the consolidated amounts due to the elimination of intersegment transactions.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA -- CONTINUED
---------------------------------------------------------------

GEOGRAPHIC AREA DATA
--------------------

     Information concerning operations by principal geographic area was as follows:

                                           UNITED                              ADJMTS.
                                           STATES      CANADA      OTHER      AND ELIMS.     CONSOLIDATED
                                           -------     -------     ------     ----------     ------------
                                                              (IN MILLIONS OF DOLLARS)
DECEMBER 31, 1995
-----------------
Revenues:
  Unaffiliated customers................   $47,289     $ 3,834     $2,072      $      --       $ 53,195
  Transfers between geographic areas....     6,888       5,913      2,919        (15,720)            --
                                           -------     -------     ------       --------        -------
Total revenues..........................    54,177       9,747      4,991        (15,720)        53,195
Earnings before income taxes............     3,179          78        192             --          3,449
Identifiable assets.....................    46,794       4,531      2,431             --         53,756
Net assets..............................     8,411       1,310      1,238             --         10,959

DECEMBER 31, 1994
-----------------
Revenues:
  Unaffiliated customers................   $45,655     $ 3,888     $2,692      $      --       $ 52,235
  Transfers between geographic areas....     7,452       7,301      2,385        (17,138)            --
                                           -------     -------     ------       --------        -------
Total revenues..........................    53,107      11,189      5,077        (17,138)        52,235
Earnings before income taxes............     5,239         208        383             --          5,830
Identifiable assets.....................    42,752       3,977      2,810             --         49,539

DECEMBER 31, 1993
-----------------
Revenues:
  Unaffiliated customers................   $37,847     $ 3,349     $2,404      $      --       $ 43,600
  Transfers between geographic areas....     6,571       6,807      1,934        (15,312)            --
                                           -------     -------     ------       --------        -------
Total revenues..........................    44,418      10,156      4,338        (15,312)        43,600
Earnings before income taxes............     3,191         329        318             --          3,838
Identifiable assets.....................    37,474       3,750      2,455             --         43,679

     Transfers between geographic areas are based on prices negotiated between the buying and selling locations.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                     ----------------------------------------------------------------
                                     Suite 900                        Telephone: (313) 396-3000
                                     600 Renaissance Center
LOGO                                 Detroit, Michigan 48243-1704

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Chrysler Corporation
Auburn Hills, Michigan

     We have audited the accompanying consolidated balance sheet of Chrysler Corporation and consolidated subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Corporation and consolidated subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in the notes to the financial statements, in 1995 the Company changed its method of accounting for sales of vehicles for which it has guaranteed a minimum resale value.

DELOITTE & TOUCHE LLP

January 18, 1996

LOGO

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

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

     The Board of Directors, acting through its Audit Committee composed solely of nonemployee directors, is responsible for determining that management fulfills its responsibilities in the preparation of financial statements and the maintenance of internal controls. In fulfilling its responsibility, the Audit Committee recommends independent auditors to the Board of Directors for appointment by the shareholders. The Audit Committee also reviews the consolidated financial statements and adequacy of internal controls. The Audit Committee meets regularly with management, the General Auditor and the independent auditors. Both the independent auditors and the General Auditor have full and free access to the Audit Committee, without management representatives present, to discuss the scope and results of their audits and their views on the adequacy of internal controls and the quality of financial reporting.

     It is the business philosophy of Chrysler to obey the law and to require that its employees conduct their activities according to the highest standards of business ethics. Management reinforces this philosophy by numerous actions, including issuing a Code of Ethical Behavior and maintaining a Business Practices Committee and a Business Practices Office to support compliance with Chrysler's policies.

R. J. Eaton                                      G. C. Valade
--------------------------------------------     --------------------------------------------
R. J. EATON                                      G. C. VALADE
Chairman of the Board and                        Executive Vice President and
Chief Executive Officer                          Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)

                                      FIRST QUARTER      SECOND QUARTER       THIRD QUARTER      FOURTH QUARTER
                                    -----------------   -----------------   -----------------   -----------------
                                    1995(1)    1994     1995(2)    1994     1995(2)    1994      1995     1994(3)
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                                (IN MILLIONS OF DOLLARS EXCEPT PER-COMMON-SHARE DATA)
Sales of manufactured products..... $12,829   $12,551   $11,653   $12,369   $11,184   $10,938   $13,935   $13,505
Finance, insurance & other
  revenues.........................     784       673       863       715       825       724     1,122       760
                                    -------   -------   -------   -------   -------   -------   -------   -------
    Total revenues.................  13,613    13,224    12,516    13,084    12,009    11,662    15,057    14,265
    Total expenses.................  12,643    11,681    12,278    11,491    11,427    10,599    13,398    12,634
                                    -------   -------   -------   -------   -------   -------   -------   -------
  Earnings before income taxes and
    cumulative effect of changes in
    accounting principles..........     970     1,543       238     1,593       582     1,063     1,659     1,631
Provision for income taxes.........     378       605       103       637       228       412       619       463
                                    -------   -------   -------   -------   -------   -------   -------   -------
Earnings before cumulative effect
  of changes in accounting
  principles.......................     592       938       135       956       354       651     1,040     1,168
Cumulative effect of changes in
  accounting principles............     (96)       --        --        --        --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
    Net earnings................... $   496   $   938   $   135   $   956   $   354   $   651   $ 1,040   $ 1,168
Preferred stock dividends..........      14        20         3        20         2        20         2        20
                                    -------   -------   -------   -------   -------   -------   -------   -------
    Net earnings on common stock... $   482   $   918   $   132   $   936   $   352   $   631   $ 1,038   $ 1,148
                                    =======   =======   =======   =======   =======   =======   =======   =======
PRIMARY EARNINGS PER COMMON SHARE:
Earnings before cumulative effect
  of changes in accounting
  principles....................... $  1.59   $  2.55   $  0.35   $  2.61   $  0.91   $  1.76   $  2.70   $  3.20
Cumulative effect of changes in
  accounting principles............   (0.26)       --        --        --        --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net earnings per common share...... $  1.33   $  2.55   $  0.35   $  2.61   $  0.91   $  1.76   $  2.70   $  3.20
                                    =======   =======   =======   =======   =======   =======   =======   =======
FULLY DILUTED EARNINGS PER COMMON
  SHARE:
Earnings before cumulative effect
  of changes in accounting
  principles....................... $  1.46   $  2.30   $  0.34   $  2.35   $  0.90   $  1.60   $  2.67   $  2.86
Cumulative effect of changes in
  accounting principles............   (0.23)       --        --        --        --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net earnings per common share...... $  1.23   $  2.30   $  0.34   $  2.35   $  0.90   $  1.60   $  2.67   $  2.86
                                    =======   =======   =======   =======   =======   =======   =======   =======

-------------------------
(1) Previously reported results for the first quarter of 1995 have been restated to include a $96 million charge for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force ("EITF") Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." The ongoing effect of this accounting change was not material to Chrysler's 1995 quarterly results. First quarter results also included a $115 million pretax charge for a voluntary minivan owner service action.

(2) Results for the second quarter of 1995 included a $232 million pretax provision for costs associated with production changes at Chrysler's Newark assembly plant. The provision includes the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. During the third quarter of 1995, this provision was increased by $31 million to $263 million, primarily reflecting changes in the estimate for job security benefit costs.

(3) Earnings for the fourth quarter of 1994 included favorable adjustments to the provision for income taxes aggregating $132 million. These adjustments related to: (1) the recognition of tax credits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on U.S. Department of Treasury income tax regulations issued in 1994, and (2) the reversal of valuation allowances related to tax benefits associated with net operating loss carryforwards.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                             STATEMENT OF EARNINGS
                                  (unaudited)

                                                                    YEAR ENDED DECEMBER 31
                                                               ---------------------------------
                                                                1995         1994         1993
                                                               -------      -------      -------
                                                                   (IN MILLIONS OF DOLLARS)
Sales of manufactured products..............................   $49,747      $49,534      $41,247
Equity in earnings of unconsolidated subsidiaries and
  affiliates................................................       535          237          187
Interest income and other revenues..........................       688          323          220
                                                               -------      -------      -------
                                              TOTAL REVENUES    50,970       50,094       41,654
                                                               -------      -------      -------
Costs, other than items below...............................    40,653       37,485       32,066
Depreciation of property and equipment......................     1,012          912          853
Amortization of special tools...............................     1,120          961          671
Selling and administrative expenses.........................     3,408        3,146        2,619
Pension expense.............................................       380          704          749
Nonpension postretirement benefit expense...................       752          828          762
Interest expense............................................       196          228          361
Gains on sales of automotive assets and investments.........        --           --         (265)
                                                               -------      -------      -------
                                              TOTAL EXPENSES    47,521       44,264       37,816
                                                               -------      -------      -------
                 EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
                  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES     3,449        5,830        3,838
Provision for income taxes..................................     1,328        2,117        1,423
                                                               -------      -------      -------
                EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGES
                                    IN ACCOUNTING PRINCIPLES     2,121        3,713        2,415
Cumulative effect of changes in accounting principles.......       (96)          --       (4,966)
                                                               -------      -------      -------
                                         NET EARNINGS (LOSS)   $ 2,025      $ 3,713      $(2,551)
                                                               =======      =======      =======

This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and its investments in short-term vehicle rental subsidiaries (the "Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present results of operations in accordance with generally accepted accounting principles because it does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." Because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                                 BALANCE SHEET
                                  (unaudited)

                                                                              DECEMBER 31
                                                                          --------------------
                                                                           1995         1994
                                                                          -------      -------
                                                                            (IN MILLIONS OF
                                                                                DOLLARS)
ASSETS:
Cash and cash equivalents..............................................   $ 4,980      $ 4,972
Marketable securities..................................................     1,908        2,643
Accounts receivable -- trade and other (net)...........................       816          459
Inventories............................................................     3,762        2,645
Prepaid taxes, pension and other expenses..............................       948        1,272
Property and equipment.................................................    11,717       10,347
Special tools..........................................................     3,566        3,643
Investments in and advances to unconsolidated subsidiaries and
  affiliated companies.................................................     3,755        3,642
Intangible assets......................................................     1,718        1,781
Deferred tax assets....................................................     1,978        1,951
Other assets...........................................................     5,327        4,722
                                                                          -------      -------
                                                           TOTAL ASSETS   $40,475      $38,077
                                                                          =======      =======
LIABILITIES:
Accounts payable.......................................................   $ 7,654      $ 7,403
Short-term debt........................................................       140          140
Payments due within one year on long-term debt.........................        48          187
Accrued liabilities and expenses.......................................     6,741        5,333
Long-term debt.........................................................     1,763        2,097
Accrued noncurrent employee benefits...................................     9,156        8,547
Other noncurrent liabilities...........................................     4,014        3,676
                                                                          -------      -------
                                                      TOTAL LIABILITIES    29,516       27,383
                                                                          -------      -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0 shares;
  Series A Convertible Preferred Stock; issued and outstanding: 1995 and 1994 -- 0.1 and 1.7 shares, respectively (aggregate liquidation
  preference $68 million and $863 million, respectively)...............         *            2
Common stock -- $1 per share par value; authorized 1,000.0 shares;
  issued: 1995 and 1994 -- 408.2 and 364.1 shares, respectively........       408          364
Additional paid-in capital.............................................     5,506        5,536
Retained earnings......................................................     6,280        5,006
Treasury stock -- at cost: 1995 -- 29.9 shares; 1994 -- 9.0 shares.....    (1,235)        (214)
                                                                          -------      -------
                                             TOTAL SHAREHOLDERS' EQUITY    10,959       10,694
                                                                          -------      -------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $40,475      $38,077
                                                                          =======      =======

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                       YEAR ENDED DECEMBER 31
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
                                                                      (IN MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..............................................   $ 2,025    $ 3,713    $(2,551)
  Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization...............................     2,132      1,873      1,524
     Equity in earnings of unconsolidated subsidiaries and
       affiliates................................................      (535)      (237)      (187)
     Deferred income taxes.......................................       186      1,065        803
     Cumulative effect of changes in accounting principles.......        96         --      4,966
     Gains on sales of automotive assets and investments.........        --         --       (265)
     Change in accounts receivable...............................      (358)       345        131
     Change in inventories.......................................      (460)      (201)      (171)
     Change in prepaid expenses and other assets.................      (631)    (2,095)    (1,587)
     Change in accounts payable and accrued and other
       liabilities...............................................     2,094      2,856        365
     Dividends received from CFC.................................       335         40         --
     Other.......................................................       333        175        224
                                                                    -------    -------    -------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES     5,217      7,534      3,252
                                                                    -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.............................    (2,971)    (3,412)    (3,149)
  Sales and maturities of marketable securities..................     3,736      1,463      3,401
  Proceeds from sales of automotive assets and investments.......        --         62        461
  Expenditures for property and equipment........................    (2,712)    (2,611)    (1,738)
  Expenditures for special tools.................................    (1,049)    (1,177)    (1,234)
  Other..........................................................        (9)        77        (13)
                                                                    -------    -------    -------
                            NET CASH USED IN INVESTING ACTIVITIES    (3,005)    (5,598)    (2,272)
                                                                    -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)........        --         40         14
  Proceeds from long-term borrowings.............................        --          2         23
  Payments on long-term borrowings...............................      (485)      (412)    (1,021)
  Proceeds from issuance of common stock, net of expenses........        --         --      1,952
  Repurchases of common stock....................................    (1,047)        --         --
  Dividends paid.................................................      (710)      (399)      (281)
  Other..........................................................        38         28        101
                                                                    -------    -------    -------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (2,204)      (741)       788
                                                                    -------    -------    -------
Change in cash and cash equivalents..............................         8      1,195      1,768
Cash and cash equivalents at beginning of year...................     4,972      3,777      2,009
                                                                    -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................   $ 4,980    $ 4,972    $ 3,777
                                                                    =======    =======    =======

     This Supplemental Information, "Chrysler (with CFC and Car Rental Operations on an Equity Basis)," reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries. This Supplemental Information does not purport to present cash flows in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS       PART II -- CONTINUED
        ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------

     None.

                                    PART III
                                    --------

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

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         ----------------------------------------
         AND REPORTS ON FORM 8-K
         -----------------------

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

     3. Exhibits:

     3-A-1     Copy of Certificate of Incorporation of Chrysler Corporation, as amended and restated and in effect on May 21, 1987. Filed as Exhibit 3-A-1 to
               Chrysler Corporation Annual Report on Form 10-K for the year ended December
               31, 1994, and incorporated herein by reference.

     3-A-2     Copy of Certificate of Amendment of Certificate of Incorporation of
               Chrysler Corporation dated May 19, 1994, as in effect on May 20, 1994.
               Filed as Exhibit 3-A-2 to Chrysler Corporation Annual Report on Form 10-K
               for the year ended December 31, 1994 and incorporated herein by reference.

     3-B       Copy of By-Laws of Chrysler Corporation, as amended as of June 10, 1993.
               Filed as Exhibit 3-B to Chrysler Corporation Quarterly Report on Form 10-Q
               for the quarterly period ended June 30, 1993, and incorporated herein by reference.

     3-C       Copy of Certificate of Designation for Chrysler Corporation Junior
               Participating Cumulative Preferred Stock. Filed as Exhibit 3-C to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

     3-D       Copy of Certificate of Designation, Preferences and Rights of Series A
               Convertible Preferred Stock. Filed as Exhibit 3-D to Chrysler Corporation
               Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

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

     4-D-1     Conformed copy of Indenture, dated as of July 15, 1987, between Chrysler
               Corporation and Manufacturers Hanover Trust Company, as Trustee, United
               States Trust Company of New York, as successor Trustee, relating to Debt
               Securities, Appendix B thereto relating to 10.95% Debentures Due 2017 and
               Appendix C thereto relating to 10.40% Notes Due 1999. Filed as Exhibit
               4-D-1 to Chrysler Corporation Annual Report on Form 10-K for the year ended
               December 31, 1987, and incorporated herein by reference.

     4-D-2     Conformed copy of Indenture, dated as of March 1, 1985, between Chrysler
               Corporation and Manufacturers Hanover Trust Company, as Trustee, United
               States Trust Company of New York, as successor Trustee, relating to Debt
               Securities and Appendix B thereto relating to 13% Debentures Due 1997.
               Filed as Exhibit 4-B to Chrysler Corporation Annual Report on Form 10-K for
               the year ended December 31, 1985, and incorporated herein by reference.

     4-D-3     Form of Supplemental Indenture, dated as of May 30, 1986, between Chrysler
               Holding Corporation (now Chrysler Corporation), Chrysler Corporation and
               Manufacturers Hanover Trust Company, as Trustee, United States Trust
               Company of New York, as successor Trustee, relating to Debt Securities.
               Filed as Exhibit 4-E-2 to the Post-Effective Amendment No. 1 to
               Registration Statement No. 33-4537 on Form S-4 of Chrysler Holding
               Corporation (now Chrysler Corporation), and incorporated herein by reference.

     4-D-4     Copy of Supplemental Indenture, dated as of December 31, 1989, between
               Chrysler Corporation and Manufacturers Hanover Trust Company, as Trustee,
               United States Trust Company of New York, as successor Trustee, relating to
               Debt Securities. Filed as Exhibit 4-D-4 to Chrysler Corporation Annual
               Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

     4-D-5     Conformed copy of Third Supplemental Indenture, dated as of May 1, 1990, between Chrysler Corporation and Manufacturers Hanover Trust Company, as
               Trustee, United States Trust Company of New York, as successor Trustee, relating to Debt Securities and Appendix D to Indenture dated as of March
               1, 1985 between Chrysler Corporation and Manufacturers Hanover Trust
               Company relating to Debentures Due 2020. Filed as Exhibit 4-D-5 to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31,
               1990, and incorporated herein by reference.

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

     4-F-2     Copy of Supplemental Indenture, dated as of August 24, 1995, between
               Chrysler Financial Corporation and the United States Trust Company of New
               York, as Trustee, to the Indenture, dated as of June 15, 1984, related to
               Senior Debt Securities of Chrysler Financial Corporation. Filed as Exhibit
               4-K to the Current Report of Chrysler Financial Corporation on Form 8-K,
               dated August 24, 1995, and incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

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

    10-A-10    Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 19, 1994. Filed as Exhibit 10-A-10 to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    10-A-11    Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 31, 1995. Filed as Exhibit 2 to Chrysler
               Corporation Solicitation/Recommendation Statement on Schedule 14D-9 dated
               July 6, 1995 and incorporated herein by reference.

    10-B-1     Copy of Chrysler Corporation Incentive Compensation Plan, as amended and in effect on and after May 31, 1995. Filed as Exhibit 10-B-1 to Chrysler
               Corporation Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1995 and incorporated herein by reference.

    10-B-2     Copy of Chrysler Corporation Long-Term Performance Plan, as amended and in effect on and after May 19, 1994. Filed as Exhibit 10-B-2 to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-B-3     Copy of Chrysler Supplemental Executive Retirement Plan, as amended through
               May 31, 1995. Filed as Exhibit 17 to Chrysler Corporation
               Solicitation/Recommendation Statement on Schedule 14D-9 dated July 6, 1995 and incorporated herein by reference.

    10-B-4     Copy of Chrysler Corporation Discretionary Incentive Compensation Plan as
               in effect on and after May 31, 1995. Filed as Exhibit 10-B-4 to Chrysler
               Corporation Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1995 and incorporated herein by reference.

    10-B-5     Copy of Chrysler Corporation Long-Term Incentive Plan, as amended and in effect on and after May 31, 1995. Filed as Exhibit 10-B-5 to Chrysler
               Corporation Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1995 and incorporated herein by reference.

    10-C-1     Copy of agreement, dated July 12, 1990, between Chrysler Corporation and
               Lee A. Iacocca. Filed as Exhibit 10-C-5 to Chrysler Corporation Annual
               Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

    10-C-2     Copy of agreement, dated June 22, 1992 between Chrysler Corporation and Lee
               A. Iacocca, amending agreement dated July 12, 1990, between Chrysler
               Corporation and Lee A. Iacocca. Filed as Exhibit 10-C-6 to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

    10-C-3     Copy of agreement, dated June 11, 1992, between Chrysler Corporation and
               Lee A. Iacocca. Filed as Exhibit 10-C-7 to Chrysler Corporation Annual
               Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

    10-C-4     Copy of agreement, dated March 14, 1992, between Chrysler Corporation and
               Robert J. Eaton. Filed as Exhibit 10-C-8 to Chrysler Corporation Annual
               Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

    10-C-5     Copy of Employment Agreement, dated as of June 1, 1995, between Chrysler
               Corporation and Robert J. Eaton. Filed as Exhibit 12 to Chrysler
               Corporation Solicitation/Recommendation Statement on Schedule 14D-9 dated
               July 6, 1995 and incorporated herein by reference.

    10-C-6     Copy of Employment Agreement, dated as of June 1, 1995, between Chrysler
               Corporation and Robert A. Lutz. Filed as Exhibit 13 to Chrysler Corporation
               Solicitation/Recommendation Statement on Schedule 14D-9 dated July 6, 1995 and incorporated herein by reference.

    10-C-7     Copy of Employment Agreement dated as of June 1, 1995 between Chrysler
               Corporation and Thomas G. Denomme. Filed as Exhibit 14 to Chrysler
               Corporation Solicitation/Recommendation Statement on Schedule 14D-9 dated
               July 6, 1995 and incorporated herein by reference.

    10-C-8     Copy of Employment Agreement dated as of June 1, 1995 between Chrysler
               Corporation and Gary C. Valade. Filed as Exhibit 15 to Chrysler Corporation
               Solicitation/Recommendation Statement on Schedule 14D-9 dated July 6, 1995 and incorporated herein by reference.

    10-C-9     Form of Employment Continuation Agreement, dated as of July 6, 1995, between Chrysler Corporation and each of Robert J. Eaton, Robert A. Lutz,
               Thomas G. Denomme and Gary C. Valade. Filed as Exhibit 10-C-9 to Chrysler
               Corporation Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995 and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-C-10    Form of Employment Continuation Agreement, dated as of July 6, 1995, between Chrysler Corporation and each Executive Officer of Chrysler
               Corporation other than Messrs. Eaton, Lutz, Denomme and Valade. Filed as
               Exhibit 10-C-10 to Chrysler Corporation Quarterly Report on Form 10-Q for
               the quarterly period ended September 30, 1995 and incorporated herein by reference.

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

    10-F-1     Copy of Agreement made May 29, 1973 among Chrysler Financial Corporation,
               Chrysler Corporation and Chrysler Motors Corporation (now dissolved), further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 5-C to Registration Statement No. 2-49615 of Chrysler Financial
               Corporation, and incorporated herein by reference.

    10-F-2     Copy of Agreement made as of July 1, 1975 among Chrysler Financial
               Corporation, Chrysler Corporation and Chrysler Motors Corporation (now
               dissolved), further amending the Income Maintenance Agreement among such parties. Filed as Exhibit D to the Annual Report of Chrysler Financial
               Corporation on Form 10-K for the year ended December 31, 1975, and incorporated herein by reference.

    10-G       Copy of Agreement made June 4, 1976 between Chrysler Financial Corporation and Chrysler Corporation further amending the Income Maintenance Agreement between such parties. Filed as Exhibit 5-H to Registration Statement No.
               2-56398 of Chrysler Financial Corporation, and incorporated herein by reference.

    10-H       Copy of Agreement made March 27, 1986 between Chrysler Financial
               Corporation, Chrysler Holding Corporation (now Chrysler Corporation) and
               Chrysler Corporation further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 10-F to the Annual Report of Chrysler
               Financial Corporation on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

    10-I       Copy of Short Term Revolving Credit Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the
               several commercial banks party thereto, as Managing Agents, Royal Bank of
               Canada, as Canadian Administrative Agent, and Chemical Bank, as
               Administrative Agent. Filed as Exhibit 10-G to the Quarterly Report of
               Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30,
               1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-J       Copy of Long Term Revolving Credit Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the
               several commercial banks party thereto, as Managing Agents, Royal Bank of
               Canada, as Canadian Administrative Agent, and Chemical Bank, as
               Administrative Agent. Filed as Exhibit 10-H to the Quarterly Report of
               Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30,
               1995, and incorporated herein by reference.

    10-K       Copy of Fifth Amended and Restated Commitment Transfer Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as Exhibit
               10-I to the quarterly report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

    10-L       Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto
               Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

    10-M       Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust
               1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to
               Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of
               Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

    10-N-1     Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto
               Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

    10-N-2     Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust
               1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit
               4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for
               the quarter ended June 30, 1993, and incorporated herein by reference.

    10-O       Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's
               Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

    10-P       Copy of Receivables Purchase Agreement, made as of April 7, 1993, among
               Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association
               Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit
               10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-Q       Copy of Receivables Purchase Agreement, made as of June 29, 1993, among
               Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated
               Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit
               10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-R       Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among
               Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust
               Company of Canada and Chrysler Financial Corporation, with respect to CARCO
               1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of
               Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-S       Copy of Standard Terms and Conditions of Agreement, dated as of August 1,
               1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and
               Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as
               Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-T       Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler
               Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO
               1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of
               Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-U       Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed
               as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler
               Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-V       Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc.,
               Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as
               Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-W       Copy of Amended and Restated Trust Agreement, dated as of September 1,
               1993, among Premier Auto Receivables Company, Chrysler Financial
               Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier
               Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier
               Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-X       Copy of Indenture, dated as of September 1, 1993, between Premier Auto
               Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report
               of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September
               30, 1993, and incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

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

    10-AA-2    Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust
               1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual
               Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended
               December 31, 1993, and incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

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

    10-JJ      Copy of Purchase Agreement, dated as of December 15, 1994, among Chrysler
               Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank,
               N.V., as Agent with respect to the sale of retail automotive receivables to
               Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report
               of Chrysler Financial Corporation on Form 10-K for the year ended December
               31, 1994, and incorporated herein by reference.

    10-KK      Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among
               Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation,
               as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to
               Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the
               Registration of Certain Classes of Securities Report of Money Market Auto
               Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

    10-LL      Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of
               June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler
               Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as
               Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as
               Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1
               on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

    10-MM      Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3
               Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers
               and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan
               Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of
               CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

    10-NN      Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust
               1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3.
               Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto
               Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-OO      Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust
               1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

    10-PP      Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated
               as of May 1, 1992, between Premier Auto Receivables Company and
               Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust
               1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

    10-QQ      Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between
               Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated
               Assets Acquisition Inc. with respect to Canadian Auto Receivables
               Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration
               Statement on Form S-2 of Chrysler Financial Corporation (Registration
               Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

    10-RR      Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust
               1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4.
               Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto
               Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

    10-SS      Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4.
               Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto
               Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

    10-TT      Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto
               Receivables Company and Chemical Bank Delaware, with respect to Premier
               Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form
               10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

    10-UU      Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated
               Assets Acquisition Inc. with respect to Canadian Auto Receivables
               Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration
               Statement on Form S-2 of Chrysler Financial Corporation (Registration
               Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

    10-VV      Copy of Indenture, dated as of September 1, 1992, between Premier Auto
               Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust
               1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

    10-WW      Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust
               1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

    10-XX      Copy of Trust Agreement, dated as of September 1, 1992, between Premier
               Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-C to the Quarterly
               Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended
               September 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-YY      Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement,
               dated as of October 1, 1992, among U.S. Auto Receivables Company, as
               Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and
               Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master
               Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan
               Master Trust on October 30, 1992, and incorporated herein by reference.

    10-ZZ      Copy of Master Custodial and Servicing Agreement, dated as of September 1,
               1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as
               Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form
               S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302)
               on November 24, 1992, and incorporated herein by reference.

    10-AAA     Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among
               Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto
               Receivables Corporation and Chrysler Financial Corporation, to the Master
               Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as
               Exhibit 10-NNN to the Quarterly Report of Chrysler Financial Corporation on
               Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-BBB     Copy of Trust Indenture, dated as of September 1, 1992, among Canadian
               Dealer Receivables Corporation and Montreal Trust Company of Canada, as
               Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form
               S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302)
               on November 24, 1992, and incorporated herein by reference.

    10-CCC     Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler
               Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.)
               and Chrysler Credit Corporation, with respect to the sale of Gold Key
               Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2
               of Chrysler Financial Corporation (Registration Statement No. 33-51302) on
               November 24, 1992, and incorporated herein by reference.

    10-DDD     Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3
               Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company
               ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer
               (the "Servicer") and Manufacturers and Traders Trust Company, as trustee
               (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31,
               1991, as assigned by Chrysler Auto Receivables Company to USA on August 8,
               1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan
               Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of
               CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

    10-EEE     Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among
               Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation,
               as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to
               Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report
               of Chrysler Financial Corporation on Form 10-K for the year ended December
               31, 1992, and incorporated herein by reference.

    10-FFF     Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset
               Backed Corporation, Premier Auto Receivables Company and Chemical Bank
               Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation
               on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-GGG     Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among
               Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation,
               as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to
               Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report
               of Chrysler Financial Corporation on Form 10-K for the year ended December
               31, 1992, and incorporated herein by reference.

    10-HHH     Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed
               Corporation, Premier Auto Receivables Company and Chemical Bank Delaware,
               as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as
               Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on
               Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    10-III     Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and
               Associated Assets Acquisitions Inc. with respect to Canadian Auto
               Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual
               Report of Chrysler Financial Corporation on Form 10-K for the year ended
               December 31, 1992, and incorporated herein by reference.

    10-JJJ     Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler
               Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial
               Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the
               year ended December 31, 1992, and incorporated herein by reference.

    10-KKK     Copy of Master Lease Agreement, dated as of January 25, 1993, among
               Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited
               Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the
               year ended December 31, 1992, and incorporated herein by reference.

    10-LLL     Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-MMM     Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust
               1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to
               Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on
               Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30,
               1993, and incorporated herein by reference.

    10-NNN     Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

    10-OOO     Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust
               1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit
               4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for
               the quarter ended September 30, 1994, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-PPP     Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and
               ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to
               the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the
               quarter ended March 31, 1995, and incorporated herein by reference.

    10-QQQ     Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among
               U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3
               to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust
               dated November 23, 1994, and incorporated herein by reference.

    10-RRR     Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the
               Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated
               December 22, 1994, and incorporated herein by reference.

    10-SSS     Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit
               4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for
               the year ended December 31, 1994, and incorporated herein by reference.

    10-TTT     Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3
               to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust
               dated January 19, 1995, and incorporated herein by reference.

    10-UUU     Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO
               Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27,
               1995, and incorporated herein by reference.

    10-VVV     Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

    10-WWW     Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust
               1995-1 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust
               1995-1, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-XXX     Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among
               Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler
               Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

    10-YYY     Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for
               the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

    10-ZZZ     Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust
               1995-2 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on
               Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

    10-AAAA    Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among
               Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler
               Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June
               30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

    10-BBBB    Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S.
               Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and
               Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master
               Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for
               the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

    10-CCCC    Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S.
               Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and
               Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master
               Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form
               10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

    10-DDDD    Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S.
               Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and
               Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master
               Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form
               10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

    10-EEEE    Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler
               Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit
               10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-FFFF    Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit
               Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation,
               with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the
               Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the
               quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-GGGG    Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company,
               Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding
               Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report
               on Form 10-K of Chrysler Financial Corporation for the year ended December
               31, 1995, and incorporated herein by reference.

    10-HHHH    Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit
               3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the
               quarter ended September 30, 1995, and incorporated herein by reference.

    10-IIII    Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-JJJJ    Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust
               1995-3 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on
               Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30,
               1995, and incorporated herein by reference.

    10-KKKK    Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among
               Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler
               Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust
               1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-LLLL    Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and
               Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report on Form
               10-K of Chrysler Financial Corporation for the year ended December 31,
               1995, and incorporated herein by reference.

    10-MMMM    Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation,
               providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report on Form 10-K of Chrysler Financial
               Corporation for the year ended December 31, 1995, and incorporated herein by reference.

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

    *27        Financial Data Schedule for year ended December 31, 1995.

-------------------------
* Filed herewith

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

In lieu of filing certain instruments with respect to the long-term debt of the type described in Item 601(b)(4) of Regulation S-K with respect to the long-term debt of Chrysler Corporation and its consolidated subsidiaries, Chrysler Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission on request.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHRYSLER CORPORATION

                                            By            R. J. EATON
                                              ----------------------------------
                                                         R. J. EATON
                                                    Chairman of the Board
                                                 and Chief Executive Officer
                                                       January 19, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal executive officers:

            R. J. EATON                Chairman of the Board                   January 19, 1996
------------------------------------   and Chief Executive Officer
            R. J. EATON

             R. A. LUTZ                President and Chief Operating           January 19, 1996
------------------------------------   Officer
             R. A. LUTZ

Principal financial officer:

            G. C. VALADE               Executive Vice President                January 19, 1996
------------------------------------   and Chief Financial Officer
            G. C. VALADE

Principal accounting officer:

         J. D. DONLON, III             Vice President and Controller           January 19, 1996
------------------------------------
         J. D. DONLON, III

Board of Directors:

        LILYAN H. AFFINITO*            Director                                January 19, 1996
------------------------------------
         LILYAN H. AFFINITO

          ROBERT E. ALLEN*             Director                                January 19, 1996
------------------------------------
          ROBERT E. ALLEN

      JOSEPH A. CALIFANO, JR.*         Director                                January 19, 1996
------------------------------------
      JOSEPH A. CALIFANO, JR.

         THOMAS G. DENOMME*            Director                                January 19, 1996
------------------------------------
         THOMAS G. DENOMME

          ROBERT J. EATON*             Director                                January 19, 1996
------------------------------------
          ROBERT J. EATON

          EARL G. GRAVES*              Director                                January 19, 1996
------------------------------------
           EARL G. GRAVES

            KENT KRESA*                Director                                January 19, 1996
------------------------------------
             KENT KRESA

         ROBERT J. LANIGAN*            Director                                January 19, 1996
------------------------------------
         ROBERT J. LANIGAN

          ROBERT A. LUTZ*              Director                                January 19, 1996
------------------------------------
           ROBERT A. LUTZ

         PETER A. MAGOWAN*             Director                                January 19, 1996
------------------------------------
          PETER A. MAGOWAN

        MALCOLM T. STAMPER*            Director                                January 19, 1996
------------------------------------
         MALCOLM T. STAMPER

         LYNTON R. WILSON*             Director                                January 19, 1996
------------------------------------
          LYNTON R. WILSON

                                            * By          R. D. HOUTMAN
                                              ----------------------------------
                                                        R. D. HOUTMAN
                                                       Attorney-in-Fact
                                                       January 19, 1996

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                       DESCRIPTION                                     PAGE
-------                                     -----------                                     ----
  *11     Statement regarding computation of earnings per common share.
  *12     Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.
  *21     Subsidiaries of the Registrant.
  *23     Consent of Deloitte & Touche LLP, independent auditors for Chrysler Corporation.
  *24     Powers of Attorney executed by officers and directors who signed this Annual
          Report on Form 10-K by an attorney-in-fact.
  *27     Financial Data Schedule for year ended December 31, 1995.

-------------------------
* Filed herewith