Form 10-Q
period 1996-03-31
CHRYSLER CORP /DE
filed 1996-04-16
CIK 791269

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

COMMISSION FILE NUMBER 1-9161

                              CHRYSLER CORPORATION
             (Exact name of registrant as specified in its charter)

              STATE OF DELAWARE                                   38-2673623
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                         Identification No.)
 1000 CHRYSLER DRIVE, AUBURN HILLS, MICHIGAN                      48326-2766
  (Address of principal executive offices)                        (Zip Code)

                                 (810) 576-5741
              (Registrant's telephone number, including area code)

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

     The registrant had 373,993,520 shares of common stock outstanding as of March 31, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements.....................................................    1-5
  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................    6-9

Part II. OTHER INFORMATION
  Item 1. Legal Proceedings........................................................     9
  Item 5. Other Information........................................................   10-12
  Item 6. Exhibits and Reports on Form 8-K.........................................    13
Signature Page.....................................................................    14
Exhibit Index......................................................................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                              1996       1995
                                                                             -------    -------
                                                                                (IN MILLIONS
                                                                                OF DOLLARS)
Sales of manufactured products............................................   $14,044    $12,829
Finance and insurance revenues............................................       449        380
Other revenues............................................................       463        404
                                                                             -------    -------
     TOTAL REVENUES.......................................................    14,956     13,613
                                                                             -------    -------
Costs, other than items below.............................................    11,005     10,516
Depreciation and special tools amortization...............................       611        563
Selling and administrative expenses.......................................     1,087      1,008
Employee retirement benefits..............................................       311        311
Interest expense..........................................................       272        245
                                                                             -------    -------
     TOTAL EXPENSES.......................................................    13,286     12,643
                                                                             -------    -------
     EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE................................................     1,670        970
Provision for income taxes................................................       665        378
                                                                             -------    -------
     EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE...........................................................     1,005        592
Cumulative effect of a change in accounting principle.....................        --        (96)
                                                                             -------    -------
     NET EARNINGS.........................................................   $ 1,005    $   496
Preferred stock dividends.................................................         1         14
                                                                             -------    -------
     NET EARNINGS ON COMMON STOCK.........................................   $ 1,004    $   482
                                                                             =======    =======
                                                                               (IN DOLLARS OR
                                                                             MILLIONS OF SHARES)
PRIMARY EARNINGS PER COMMON SHARE:
  Earnings before cumulative effect of a change in accounting principle...   $  2.64    $  1.59
  Cumulative effect of a change in accounting principle...................        --       (.26)
                                                                             -------    -------
  Net earnings per common share...........................................   $  2.64    $  1.33
                                                                             =======    =======
Average common and dilutive equivalent shares outstanding.................     380.5      362.5
FULLY DILUTED EARNINGS PER COMMON SHARE:
  Earnings before cumulative effect of a change in accounting principle...   $  2.61    $  1.46
  Cumulative effect of a change in accounting principle...................        --       (.23)
                                                                             -------    -------
  Net earnings per common share...........................................   $  2.61    $  1.23
                                                                             =======    =======
Average common and dilutive equivalent shares outstanding.................     385.1      404.3
DIVIDENDS DECLARED PER COMMON SHARE.......................................   $  0.60    $  0.40

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                 1996                   1995
                                                              -----------    --------------------------
                                                               MARCH 31      DECEMBER 31     MARCH 31
                                                              -----------    -----------    -----------
                                                              (UNAUDITED)                   (UNAUDITED)
                                                                      (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents..................................     $ 6,174        $ 5,543        $ 4,042
Marketable securities......................................       2,175          2,582          4,292
                                                                -------        -------        -------
     Total cash, cash equivalents and marketable
       securities..........................................       8,349          8,125          8,334
Accounts receivable -- trade and other.....................       2,290          2,003          1,851
Inventories................................................       5,137          4,448          4,307
Prepaid pension, taxes and other expenses..................         915            985          1,191
Finance receivables and retained interests in sold
  receivables..............................................      14,585         13,623         13,141
Property and equipment.....................................      12,918         12,595         11,302
Special tools..............................................       3,481          3,566          3,629
Intangible assets..........................................       2,134          2,082          2,141
Deferred tax assets........................................         313            490            477
Other assets...............................................       6,299          5,839          5,094
                                                                -------        -------        -------
     TOTAL ASSETS..........................................     $56,421        $53,756        $51,467
                                                                =======        =======        =======
LIABILITIES:
Accounts payable...........................................     $ 9,034        $ 8,290        $ 7,996
Short-term debt............................................       2,393          2,674          4,437
Payments due within one year on long-term debt.............       2,510          1,661            760
Accrued liabilities and expenses...........................       7,888          7,032          6,508
Long-term debt.............................................       9,763          9,858          8,642
Accrued noncurrent employee benefits.......................       9,361          9,217          8,800
Other noncurrent liabilities...............................       4,065          4,065          3,597
                                                                -------        -------        -------
     TOTAL LIABILITIES.....................................      45,014         42,797         40,740
                                                                -------        -------        -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued and
  outstanding: 1996 -- 0.1; 1995 -- 0.1 and 0.9 shares,
  respectively (aggregate liquidation preference 1996 --
  $58 million; 1995 -- $68 million and $478 million,
  respectively)............................................           *              *              1
Common stock -- $1 per share par value; authorized 1,000.0
  shares; issued: 1996 -- 408.8; 1995 -- 408.2 and 385.4
  shares, respectively.....................................         409            408            385
Additional paid-in capital.................................       5,514          5,506          5,540
Retained earnings..........................................       7,034          6,280          5,366
Treasury stock -- at cost: 1996 -- 34.8 shares; 1995 --
  29.9 and 16.4 shares, respectively.......................      (1,550)        (1,235)          (565)
                                                                -------        -------        -------
     TOTAL SHAREHOLDERS' EQUITY............................      11,407         10,959         10,727
                                                                -------        -------        -------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY..............................................     $56,421        $53,756        $51,467
                                                                =======        =======        =======

- -------------------------
* Less than $1 million

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                           1996         1995
                                                                          -------      -------
                                                                            (IN MILLIONS OF
                                                                                DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................   $ 1,883      $ 1,844
                                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities...................................      (928)      (2,114)
  Sales and maturities of marketable securities........................     1,298        1,072
  Finance receivables acquired.........................................    (5,890)      (5,925)
  Finance receivables collected........................................     2,082        1,093
  Proceeds from sales of finance receivables...........................     3,241        3,587
  Expenditures for property and equipment..............................      (754)        (617)
  Expenditures for special tools.......................................      (207)        (245)
  Other................................................................       100          (28)
                                                                          -------      -------
       NET CASH USED IN INVESTING ACTIVITIES...........................    (1,058)      (3,177)
                                                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)..............      (411)        (208)
  Proceeds from long-term borrowings...................................       965        1,470
  Payments on long-term borrowings.....................................      (213)        (538)
  Repurchases of common stock..........................................      (329)        (338)
  Dividends paid.......................................................      (229)        (162)
  Other................................................................        23            6
                                                                          -------      -------
       NET CASH (USED IN) PROVIDED BY FINANCING
          ACTIVITIES...................................................      (194)         230
                                                                          -------      -------
Change in cash and cash equivalents....................................       631       (1,103)
Cash and cash equivalents at beginning of period.......................     5,543        5,145
                                                                          -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................   $ 6,174      $ 4,042
                                                                          =======      =======

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three months ended March 31, 1996 and 1995 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts for 1995 have been reclassified to conform with current period classifications.

NOTE 2. INVENTORIES

     Inventories, summarized by major classification, were as follows:

                                                                   1996               1995
                                                                 --------    -----------------------
                                                                 MARCH 31    DECEMBER 31    MARCH 31
                                                                 --------    -----------    --------
                                                                      (IN MILLIONS OF DOLLARS)
Finished products, including service parts....................    $1,524        $1,232       $1,235
Raw materials, finished production parts and supplies.........     1,457         1,456        1,344
Vehicles held for short-term lease............................     2,156         1,760        1,728
                                                                  ------        ------       ------
     TOTAL....................................................    $5,137        $4,448       $4,307
                                                                  ======        ======       ======

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1996, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this new accounting standard did not have a material impact on Chrysler's consolidated operating results or financial position.

     Effective January 1, 1995, Chrysler changed its accounting treatment for vehicle sales for which Chrysler conditionally guarantees the minimum resale value of the vehicles in accordance with the consensus reached on Emerging Issues Task Force Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." In accordance with the consensus, these vehicle sales are accounted for as operating leases with the related revenues and costs deferred at the time of shipment. A portion of the deferred revenues and costs is recognized over the corresponding guarantee period, with the remainder recognized at the end of the guarantee period. The average guarantee period for these vehicles is approximately nine months. Implementation of this accounting change resulted in the recognition of an after-tax charge of $96 million, or $0.26 per common share, for the cumulative effect of this change in accounting principle. Chrysler's first-quarter 1995 consolidated financial statements have been restated to reflect this accounting change.

NOTE 4. COMMON STOCK REPURCHASES

     During the first quarter of 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1996 common stock repurchases from $1 billion to $2 billion and approved an additional $1 billion of common stock repurchases for 1997. These common stock repurchases are subject to market and general economic conditions. During the first quarter of 1996, Chrysler repurchased 5.8 million shares of its common stock at a cost of $332 million (including $27 million in unsettled repurchases).

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5. SUBSEQUENT EVENT

     On April 4, 1996, Chrysler entered into an agreement to sell substantially all of the operations of Chrysler Technologies Corporation ("CTC"). Under the sale agreement, Chrysler will receive a sale price of $455 million and a dividend of $20 million, for a total of $475 million. CTC, a wholly owned subsidiary of Chrysler, engages principally in aircraft modification and the manufacture of electronics products and systems. The sale, which is subject to federal regulatory approval, is expected to be completed in the second quarter of 1996. In addition, the sale is expected to result in a pretax gain of approximately $100 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes and the cumulative effect of a change in accounting principle of $1,670 million for the first quarter of 1996, compared with $970 million for the first quarter of 1995. Net earnings for the first quarter of 1996 were $1,005 million, or $2.64 per common share, compared with $496 million, or $1.33 per common share, in the first quarter of 1995. Fully diluted earnings per share were $2.61 in the first quarter of 1996 as compared with $1.23 in the first quarter of 1995. Net earnings for the first quarter of 1995 included a charge of $96 million, or $0.26 per common share, for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value."

     The improvement in operating results in the first quarter of 1996 as compared with the first quarter of 1995 resulted primarily from a 5 percent increase in shipments and an increased proportion of higher-margin truck (including minivan) shipments. In addition, operating results for the first quarter of 1995 included the unfavorable effects of costs associated with the model changeover and launch of Chrysler's all-new minivans and a $115 million pretax charge for costs associated with a voluntary minivan owner service action.

     Chrysler's worldwide shipments in the first quarter of 1996 were 225,261 cars and 527,915 trucks (including minivans), compared with 280,969 cars and 433,796 trucks (including minivans) in the first quarter of 1995.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the first quarter of 1996, retail sales of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 16.8 million units, compared with 16.5 million units for the first quarter of 1995.

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the first quarter of 1996 and 1995 were as follows:

                                                                           FIRST QUARTER
                                                                 ----------------------------------
                                                                                         INCREASE/
                                                                  1996        1995       (DECREASE)
                                                                 -------     -------     ----------
U.S. Retail Market(1):
  Car sales....................................................  215,147     214,036        1,111
  Car market share.............................................     10.5%       10.5%          --
  Truck sales (including minivans).............................  376,159     310,544       65,615
  Truck market share...........................................     22.9%       20.2%         2.7%
  Combined car and truck sales.................................  591,306     524,580       66,726
  Combined car and truck market share..........................     16.0%       14.7%         1.3%
U.S. and Canada Retail Market(1):
  Combined car and truck sales.................................  644,678     573,132       71,546
  Combined car and truck market share..........................     16.3%       15.0%         1.3%

- -------------------------
(1) All retail sale and market share data include fleet sales.

     The increase in Chrysler's U.S. truck market share for the first quarter of 1996 as compared with the first quarter of 1995 primarily reflects an increase in minivan and Dodge Ram pickup truck sales.

     Pretax earnings of Chrysler Financial Corporation ("CFC") for the first quarter of 1996 and 1995 were $154 million and $109 million, respectively. CFC's net earnings were $98 million for the first quarter of 1996, compared with $69 million for the first quarter of 1995. The increase in net earnings for the first quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

FINANCIAL REVIEW -- CONTINUED
1996 compared with the first quarter of 1995 primarily reflects improved lending margins and higher average automotive finance receivables outstanding.

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the three months ended March 31, 1996 and 1995 were as follows:

                                                                         FIRST QUARTER
                                                              ------------------------------------
                                                                                        INCREASE/
                                                               1996         1995        (DECREASE)
                                                              -------      -------      ----------
                                                                (IN MILLIONS OF
                                                                    DOLLARS)
Sales of manufactured products.............................   $14,044      $12,829           9%
Finance and insurance revenues.............................       449          380          18%
Other revenues.............................................       463          404          15%
                                                              -------      -------
     Total revenues........................................   $14,956      $13,613          10%
                                                              =======      =======

     The increase in sales of manufactured products in the first quarter of 1996 as compared with the first quarter of 1995 primarily reflects a 5 percent increase in shipments and an increase in average revenue per unit, net of sales incentives, from $17,758 in the first quarter of 1995 to $18,559 in the first quarter of 1996. The increase in average revenue per unit was principally due to pricing actions and an increased proportion of truck shipments to total vehicle shipments.

     The increase in finance and insurance revenues in the first quarter of 1996 as compared with the first quarter of 1995 was primarily attributable to higher average automotive finance receivables outstanding and vehicles leased.

     Total expenses for the three months ended March 31, 1996 and 1995 were as follows:

                                                                         FIRST QUARTER
                                                              ------------------------------------
                                                                                        INCREASE/
                                                               1996         1995        (DECREASE)
                                                              -------      -------      ----------
                                                                (IN MILLIONS OF
                                                                    DOLLARS)
Costs, other than items below..............................   $11,005      $10,516           5%
Depreciation and special tools amortization................       611          563           9%
Selling and administrative expenses........................     1,087        1,008           8%
Employee retirement benefits...............................       311          311          --
Interest expense...........................................       272          245          11%
                                                              -------      -------
     Total expenses........................................   $13,286      $12,643           5%
                                                              =======      =======

     Costs, other than items below increased in the first quarter of 1996 as compared with the first quarter of 1995 primarily as a result of a 5 percent increase in shipments. Costs, other than items below as a percent of sales of manufactured products were 78 percent and 82 percent for the three months ended March 31, 1996 and 1995, respectively.

     Depreciation and special tools amortization for the first quarter of 1996 increased as compared with the first quarter of 1995 primarily as a result of higher levels of property and equipment in use.

     Selling and administrative expenses for the first quarter of 1996 increased as compared with the first quarter of 1995 primarily as a result of costs associated with the settlement of a shareholder matter, increased international activities and increased advertising.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED

     The increase in interest expense for the first quarter of 1996 as compared with the first quarter of 1995 was primarily due to higher average borrowings, offset in part, by lower average borrowing rates at CFC. CFC's average effective cost of borrowings was 7.1 percent and 7.9 percent in the first quarter of 1996 and 1995, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's combined cash, cash equivalents and marketable securities totaled $8.3 billion at March 31, 1996 (including $1.2 billion held by CFC and Car Rental Operations), compared with $8.1 billion at December 31, 1995 (including $1.2 billion held by CFC and Car Rental Operations). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first quarter of 1996 was primarily the result of cash generated by operating activities and cash provided by a net increase in total debt, partially offset by capital expenditures, net finance receivables acquired, common stock repurchases and dividend payments.

     During the first quarter of 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1996 common stock repurchases from $1 billion to $2 billion and approved an additional $1 billion of common stock repurchases for 1997. These common stock repurchases are subject to market and general economic conditions. During the first quarter of 1996, Chrysler repurchased 5.8 million shares of its common stock at a cost of $332 million (including $27 million in unsettled repurchases).

     At March 31, 1996, Chrysler (excluding CFC), had debt maturities totaling $335 million through 1998. At March 31, 1996, Chrysler had a $1.7 billion revolving credit agreement which expires in July 1999. There were no amounts outstanding under this revolving credit agreement at March 31, 1996. During the first quarter of 1996, Chrysler began the process of negotiating a new revolving credit agreement to replace its existing revolving credit agreement. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, common stock repurchase and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $1.1 billion of net proceeds from the sale of automotive retail receivables in the first quarter of 1996 compared with $1.4 billion of net proceeds in the first quarter of 1995. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $6.6 billion and $5.8 billion at March 31, 1996 and 1995, respectively.

     CFC's U.S. and Canadian revolving credit facilities, which total $8.0 billion, consist of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. At March 31, 1996, $3 million was outstanding under CFC's revolving credit facilities. During the first quarter of 1996, CFC began the process of negotiating new revolving credit facilities to replace its existing revolving credit facilities.

     At March 31, 1996, CFC had contractual debt maturities of $3.5 billion for the remainder of 1996, $2.9 billion in 1997 and $2.5 billion in 1998. CFC believes that cash provided by operations, receivable sales, access to term debt markets and the issuance of commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

     On April 4, 1996, Chrysler entered into an agreement to sell substantially all of the operations of Chrysler Technologies Corporation ("CTC"). Under the sale agreement, Chrysler will receive a sale price of $455 million and a dividend of $20 million, for a total of $475 million. CTC, a wholly owned subsidiary of Chrysler, engages principally in aircraft modification and the manufacture of electronics products and systems. The sale, which is subject to federal regulatory approval, is expected to be completed in the second quarter of 1996. In addition, the sale is expected to result in a pretax gain of approximately $100 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED
     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler has sold certain assets and businesses which are not related to its core automotive business, and is exploring the sale of other such assets and businesses in the near term.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1996 and 1995 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1990 and January 1991, eight class action lawsuits were commenced by separate plaintiffs against Chrysler and certain of its directors in the Court of Chancery of the State of Delaware for New Castle County, Delaware. The Complaints in these suits were very similar and alleged that the directors breached their fiduciary duties to stockholders by amending Chrysler's Share Purchase Rights Plan in a manner designed to entrench themselves in office and to impair the right of stockholders to avail themselves of offers to purchase their shares by an acquiror not favored by management. On June 6, 1995, Chrysler entered into a Memorandum of Understanding which contemplated settlement of the litigation. The Memorandum was subject to several conditions, including satisfactory completion of discovery as to the fairness of the proposed settlement. The settlement was subject to Court approval. The Memorandum also contemplated that the settlement, if approved, would consist of Chrysler's action in December 1994 further amending its Rights Plan. A Stipulation and Agreement of Compromise, Settlement and Release was filed with the Court on December 7, 1995. A notice of pendency of the lawsuit, the proposed settlement, and of a settlement hearing and right to appear was sent to stockholders in accordance with the order of the Court. The settlement hearing was held on February 23, 1996, and the Court approved the settlement and dismissed the lawsuit.

     In April 1995, thirty four class action lawsuits were commenced by separate plaintiffs against Chrysler, certain of its current and former directors and, in some cases, Tracinda Corporation, a holding company wholly owned by Kirk Kerkorian and the beneficial owner of more than 13% of the outstanding common stock of Chrysler as of December 31, 1995, and its affiliates, in the Court of Chancery of the State of Delaware for New Castle County, Delaware. The Complaints in these suits fall into two general categories: (a) those which allege that the directors breached their fiduciary duties to stockholders by failing to negotiate with Tracinda regarding its proposal to acquire all of the outstanding stock of Chrysler not then owned by it; and (b) those which allege that the directors breached their fiduciary duties to stockholders by contemplating, planning and/or effecting Tracinda's proposal at a time when the market price of Chrysler's stock was depressed and did not reflect its true value. The Complaints in the former category ask for, among other things, (a) an injunction or an order obligating the Board of Directors to undertake an evaluation of alternatives, including measures with respect to Chrysler's Rights Plan, designed to maximize shareholder value, (b) a declaration that the defendants have breached their fiduciary duties to the plaintiffs, (c) compensatory damages and interest, and (d) costs and fees. The Complaints in the latter category ask for, among other things, (a) a declaration that the transaction proposed by Tracinda is unfair, unjust and inequitable, (b) an injunction against implementation of the transaction proposed by Tracinda and any improper device which impedes maximization of shareholder value, (c) damages and interest, (d) costs and fees, and (e) such other relief as may be just and proper. Nineteen of these actions have subsequently been dismissed without prejudice by the plaintiffs.

ITEM 5. OTHER INFORMATION

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                       STATEMENT OF EARNINGS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (IN MILLIONS OF DOLLARS)

                                                                           1996         1995
                                                                          -------      -------
Sales of manufactured products.........................................   $14,174      $12,945
Equity in earnings of unconsolidated subsidiaries and affiliates.......       160           97
Interest income and other revenues.....................................       172          121
                                                                          -------      -------
     TOTAL REVENUES....................................................    14,506       13,163
                                                                          -------      -------
Costs, other than items below..........................................    10,971       10,429
Depreciation and special tools amortization............................       583          546
Selling and administrative expenses....................................       912          852
Employee retirement benefits...........................................       306          307
Interest expense.......................................................        64           59
                                                                          -------      -------
     TOTAL EXPENSES....................................................    12,836       12,193
                                                                          -------      -------
     EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE.............................................     1,670          970
Provision for income taxes.............................................       665          378
                                                                          -------      -------
     EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE........................................................     1,005          592
Cumulative effect of a change in accounting principle..................        --          (96)
                                                                          -------      -------
     NET EARNINGS......................................................   $ 1,005      $   496
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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                           BALANCE SHEET (UNAUDITED)

                                                                         1996             1995
                                                                        -------    -------------------
                                                                         MARCH     DECEMBER     MARCH
                                                                          31          31         31
                                                                        -------    --------    -------
                                                                           (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents............................................   $ 5,626    $ 4,980     $ 3,716
Marketable securities................................................     1,521      1,908       3,569
                                                                        -------    -------     -------
Total cash, cash equivalents and marketable securities...............     7,147      6,888       7,285
Accounts receivable -- trade and other...............................     1,893        816         610
Inventories..........................................................     4,386      3,762       3,500
Prepaid pension, taxes and other expenses............................       880        948       1,123
Property and equipment...............................................    11,953     11,717      10,584
Special tools........................................................     3,481      3,566       3,629
Investments in and advances to unconsolidated subsidiaries and
  affiliated companies...............................................     3,751      3,755       3,662
Intangible assets....................................................     1,761      1,718       1,769
Deferred tax assets..................................................     1,807      1,978       1,999
Other assets.........................................................     5,681      5,327       4,750
                                                                        -------    -------     -------
       TOTAL ASSETS..................................................   $42,740    $40,475     $38,911
                                                                        =======    =======     =======
LIABILITIES:
Accounts payable.....................................................   $ 8,189    $ 7,654     $ 7,569
Short-term debt......................................................       346        140         141
Payments due within one year on long-term debt.......................        44         48          27
Accrued liabilities and expenses.....................................     7,629      6,741       6,242
Long-term debt.......................................................     1,769      1,763       1,803
Accrued noncurrent employee benefits.................................     9,299      9,156       8,745
Other noncurrent liabilities.........................................     4,057      4,014       3,657
                                                                        -------    -------     -------
       TOTAL LIABILITIES.............................................    31,333     29,516      28,184
                                                                        -------    -------     -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0 shares;
  Series A Convertible Preferred Stock; issued and outstanding: 1996
  -- 0.1; 1995 -- 0.1 and 0.9 shares, respectively (aggregate liquidation preference 1996 -- $58 million; 1995 -- $68 million and
  $478 million, respectively)........................................         *          *           1
Common stock -- $1 per share par value; authorized 1,000.0 shares;
  issued: 1996 -- 408.8; 1995 -- 408.2 and 385.4 shares,
  respectively.......................................................       409        408         385
Additional paid-in capital...........................................     5,514      5,506       5,540
Retained earnings....................................................     7,034      6,280       5,366
Treasury stock -- at cost: 1996 -- 34.8 shares; 1995 -- 29.9 and 16.4
  shares, respectively...............................................    (1,550)    (1,235)       (565)
                                                                        -------    -------     -------
       TOTAL SHAREHOLDERS' EQUITY....................................    11,407     10,959      10,727
                                                                        -------    -------     -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................   $42,740    $40,475     $38,911
                                                                        =======    =======     =======

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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                 CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                            1996        1995
                                                                           ------      -------
                                                                             (IN MILLIONS OF
                                                                                DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................   $1,433      $ 1,467
                                                                           ------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities....................................     (433)      (1,645)
  Sales and maturities of marketable securities.........................      796          732
  Expenditures for property and equipment...............................     (618)        (565)
  Expenditures for special tools........................................     (207)        (245)
  Other.................................................................      134          (44)
                                                                           ------      -------
       NET CASH USED IN INVESTING ACTIVITIES............................     (328)      (1,767)
                                                                           ------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)...............       76            1
  Proceeds from long-term borrowings....................................       14           --
  Payments on long-term borrowings......................................      (12)        (463)
  Repurchases of common stock...........................................     (329)        (338)
  Dividends paid........................................................     (229)        (162)
  Other.................................................................       21            6
                                                                           ------      -------
       NET CASH USED IN FINANCING ACTIVITIES............................     (459)        (956)
                                                                           ------      -------
Change in cash and cash equivalents.....................................      646       (1,256)
Cash and cash equivalents at beginning of period........................    4,980        4,972
                                                                           ------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................   $5,626      $ 3,716
                                                                           ======      =======

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

(B) REPORTS ON FORM 8-K

     A report on Form 8-K, dated February 13, 1996, was filed during the three months ended March 31, 1996, reporting the amendment of the Amended and Restated Rights Agreement, dated as of December 14, 1990 under Item 5 of such Form 8-K.

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

                                                   CHRYSLER CORPORATION
                                          --------------------------------------
                                                       (Registrant)

Date: April 16, 1996                      By          J. D. Donlon, III
                                          --------------------------------------
                                                     J. D. Donlon, III
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

                   FOR QUARTERLY REPORT ON FORM 10-Q FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1996

EXHIBIT
- -------
3-B        Copy of By-Laws of Chrysler Corporation, as amended as of February 8, 1996. (Filed with this report.)
11         Statement regarding computation of earnings per common share. (Filed with this report.)
15A        Letter, dated April 16, 1996, re unaudited interim information. (Filed with this report.)
15B        Letter, dated April 16, 1996, re unaudited interim information. (Filed with this report.)
27         Financial Data Schedule for three months ended March 31, 1996. (Filed with this report.)