Form 10-Q
period 1996-06-30
CHRYSLER CORP /DE
filed 1996-07-12
CIK 791269

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                              Yes    X     No
                                    ---         ---
     The registrant had 728,604,220 shares of common stock outstanding as of June 30, 1996, adjusted for the two-for-one stock split declared on May 16, 1996 which is to be distributed on July 15, 1996 to shareholders of record on June 15, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements.....................................................    1-5
  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................    6-11

Part II. OTHER INFORMATION
  Item 1. Legal Proceedings........................................................    12
  Item 4. Submission of Matters to a Vote of Security Holders......................    12
  Item 5. Other Information........................................................   13-15
  Item 6. Exhibits and Reports on Form 8-K.........................................    16
Signature Page.....................................................................    17
Exhibit Index......................................................................    18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                               THREE MONTHS
                                                                   ENDED         SIX MONTHS ENDED
                                                             -----------------   -----------------
                                                              1996      1995      1996      1995
                                                             -------   -------   -------   -------
                                                                   (IN MILLIONS OF DOLLARS)
Sales of manufactured products.............................. $14,858   $11,653   $28,902   $24,482
Finance and insurance revenues..............................     431       408       880       788
Other revenues..............................................     550       455     1,013       859
                                                             -------   -------   -------   -------
     TOTAL REVENUES.........................................  15,839    12,516    30,795    26,129
                                                             -------   -------   -------   -------
Costs, other than items below...............................  11,740    10,049    22,745    20,565
Depreciation and special tools amortization.................     591       590     1,202     1,153
Selling and administrative expenses.........................   1,220     1,076     2,307     2,084
Employee retirement benefits................................     306       293       617       604
Interest expense............................................     262       270       534       515
                                                             -------   -------   -------   -------
     TOTAL EXPENSES.........................................  14,119    12,278    27,405    24,921
                                                             -------   -------   -------   -------
     EARNINGS BEFORE INCOME TAXES AND
       CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING PRINCIPLE.................................   1,720       238     3,390     1,208
Provision for income taxes..................................     683       103     1,348       481
                                                             -------   -------   -------   -------
     EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING PRINCIPLE.................................   1,037       135     2,042       727
Cumulative effect of a change in accounting principle.......      --        --        --       (96)
                                                             -------   -------   -------   -------
     NET EARNINGS........................................... $ 1,037   $   135   $ 2,042   $   631
Preferred stock dividends...................................       1         3         2        17
                                                             -------   -------   -------   -------
     NET EARNINGS ON COMMON STOCK........................... $ 1,036   $   132   $ 2,040   $   614
                                                             =======   =======   =======   =======
                                                                (IN DOLLARS OR MILLIONS OF SHARES)
PRIMARY EARNINGS PER COMMON SHARE (Note 4):
  Earnings before cumulative effect of a change in
     accounting principle................................... $  1.39   $  0.17   $  2.70   $  0.96
  Cumulative effect of a change in accounting principle.....      --        --        --     (0.13)
                                                             -------   -------   -------   -------
  Net earnings per common share............................. $  1.39   $  0.17   $  2.70   $  0.83
                                                             =======   =======   =======   =======
Average common and dilutive equivalent shares outstanding...   747.7     757.5     754.4     741.3
FULLY DILUTED EARNINGS PER
  COMMON SHARE (Note 4):
  Earnings before cumulative effect of a change in
     accounting principle................................... $  1.38   $  0.17   $  2.68   $  0.91
  Cumulative effect of a change in accounting principle.....      --        --        --     (0.12)
                                                             -------   -------   -------   -------
  Net earnings per common share............................. $  1.38   $  0.17   $  2.68   $  0.79
                                                             =======   =======   =======   =======
Average common and dilutive equivalent shares outstanding...   753.0     780.3     761.6     801.5
DIVIDENDS DECLARED PER COMMON SHARE......................... $  0.35   $  0.25   $  0.65   $  0.45

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET





                                                                 1996                   1995
                                                              -----------    --------------------------
                                                                JUNE 30      DECEMBER 31      JUNE 30
                                                              -----------    ------------   -----------
                                                              (UNAUDITED)                   (UNAUDITED)
                                                                      (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents....................................   $ 5,635        $ 5,543       $ 4,008
Marketable securities........................................     3,127          2,582         3,828
                                                                -------        -------       -------
     Total cash, cash equivalents and marketable
       securities............................................     8,762          8,125         7,836
Accounts receivable -- trade and other.......................     2,610          2,003         2,189
Inventories..................................................     5,535          4,448         4,338
Prepaid pension, taxes and other expenses....................       707            985           950
Finance receivables and retained interests in sold
  receivables................................................    12,914         13,623        12,496
Property and equipment.......................................    13,283         12,595        11,637
Special tools................................................     3,492          3,566         3,449
Intangible assets............................................     1,889          2,082         2,124
Deferred tax assets..........................................       245            490           402
Other assets.................................................     6,357          5,839         5,343
                                                                -------        -------       -------
     TOTAL ASSETS............................................   $55,794        $53,756       $50,764
                                                                =======        =======       =======
LIABILITIES:
Accounts payable.............................................   $ 9,155        $ 8,290       $ 7,739
Short-term debt..............................................     1,667          2,674         3,689
Payments due within one year on long-term debt...............     2,388          1,661         1,472
Accrued liabilities and expenses.............................     8,567          7,032         6,538
Long-term debt...............................................     9,166          9,858         8,119
Accrued noncurrent employee benefits.........................     9,390          9,217         8,941
Other noncurrent liabilities.................................     4,039          4,065         3,852
                                                                -------        -------       -------
     TOTAL LIABILITIES.......................................    44,372         42,797        40,350
                                                                -------        -------       -------
SHAREHOLDERS' EQUITY (Note 4): (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued and
  outstanding: 1996 -- 0.1; 1995 -- 0.1 and 0.3 shares,
  respectively (aggregate liquidation preference 1996 --
  $32 million; 1995 -- $68 million and $128 million,
  respectively)..............................................         *              *             *
Common stock -- $1 per share par value; authorized 1,000.0
  shares; issued: 1996 -- 820.4; 1995 -- 408.2 shares and
  404.9 shares, respectively.................................       820            408           405
Additional paid-in capital...................................     5,117          5,506         5,503
Retained earnings............................................     7,816          6,280         5,318
Treasury stock -- at cost: 1996 -- 91.8 shares; 1995 --
  29.9 and 22.5 shares, respectively.........................    (2,331)        (1,235)         (812)
                                                                -------        -------       -------
     TOTAL SHAREHOLDERS' EQUITY..............................    11,422         10,959        10,414
                                                                -------        -------       -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $55,794        $53,756       $50,764
                                                                =======        =======       =======

- -------------------------
* Less than $1 million

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                          1996          1995
                                                                        --------      --------
                                                                           (IN MILLIONS OF
                                                                               DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES............................   $  4,083      $  3,888
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.................................     (1,946)       (3,195)
  Sales and maturities of marketable securities......................      2,101         2,640
  Finance receivables acquired.......................................    (12,879)      (12,291)
  Finance receivables collected......................................      4,268           320
  Proceeds from sales of finance receivables.........................      8,691         9,988
  Expenditures for property and equipment............................     (1,613)       (1,413)
  Expenditures for special tools.....................................       (473)         (431)
  Proceeds from the sale of nonautomotive assets.....................        476            --
  Other..............................................................         --           108
                                                                        --------      --------
       NET CASH USED IN INVESTING ACTIVITIES.........................     (1,375)       (4,274)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)............     (1,137)         (956)
  Proceeds from long-term borrowings.................................      1,122         1,833
  Payments on long-term borrowings...................................     (1,075)         (714)
  Repurchases of common stock........................................     (1,110)         (608)
  Dividends paid.....................................................       (455)         (322)
  Other..............................................................         39            16
                                                                        --------      --------
       NET CASH USED IN FINANCING ACTIVITIES.........................     (2,616)         (751)
                                                                        --------      --------
Change in cash and cash equivalents..................................         92        (1,137)
Cash and cash equivalents at beginning of period.....................      5,543         5,145
                                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $  5,635      $  4,008
                                                                        ========      ========

During the first six months of 1996, Chrysler Financial Corporation acquired $750 million of marketable securities in non-cash transactions related to the securitization of retail receivables.

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three and six months ended June 30, 1996 and 1995 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts for 1995 have been reclassified to conform with current period classifications.

NOTE 2. INVENTORIES

     Inventories, summarized by major classification, were as follows:

                                                                     1996               1995
                                                                    -------    ----------------------
                                                                    JUNE 30    DECEMBER 31    JUNE 30
                                                                    -------    -----------    -------
                                                                        (IN MILLIONS OF DOLLARS)
Finished products, including service parts.......................    $1,561       $1,232       $1,197
Raw materials, finished production parts and supplies............     1,374        1,456        1,410
Vehicles held for short-term lease...............................     2,600        1,760        1,731
                                                                     ------       ------       ------
     TOTAL.......................................................    $5,535       $4,448       $4,338
                                                                     ======       ======       ======

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1996, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this new accounting standard did not have a material impact on Chrysler's consolidated operating results or financial position. Also see Note 8.

     Effective January 1, 1995, Chrysler changed its accounting treatment for vehicle sales for which Chrysler conditionally guarantees the minimum resale value of the vehicles in accordance with the consensus reached on Emerging Issues Task Force Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." In accordance with the consensus, these vehicle sales are accounted for as operating leases with the related revenues and costs deferred at the time of shipment. A portion of the deferred revenues and costs is recognized over the corresponding guarantee period, with the remainder recognized at the end of the guarantee period. The average guarantee period for these vehicles is approximately nine months. Implementation of this accounting change resulted in the recognition of an after-tax charge of $96 million, or $0.13 per common share, for the cumulative effect of this change in accounting principle. Previously reported results for the six months ended June 30, 1995 have been restated to reflect the cumulative effect of this accounting change.

NOTE 4. TWO-FOR-ONE STOCK SPLIT

     On May 16, 1996, Chrysler's Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend to be distributed on July 15, 1996 to shareholders of record on June 15, 1996. All per share data and the average common and dilutive equivalent shares outstanding have been

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

adjusted to reflect this stock split for all periods presented. The number of common shares issued, outstanding and held in treasury as of June 30, 1996 have been adjusted to reflect this stock split. In addition, the par value of the new shares issued as a result of the two-for-one stock split has been transferred from additional paid-in capital to common stock. Additional paid-in capital, common stock balances, common shares issued, outstanding and held in treasury for prior periods have not been restated for the two-for-one stock split.

NOTE 5. COMMON STOCK REPURCHASES

     During the first quarter of 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1996 common stock repurchases from $1 billion to $2 billion and approved an additional $1 billion of common stock repurchases for 1997. These common stock repurchases are subject to market and general economic conditions. During the second quarter and first six months of 1996, Chrysler repurchased 24.4 million and 36.1 million shares, respectively, of its common stock at a cost of $786 million and $1,118 million, respectively (including $32 million in unsettled repurchases). Share amounts have been adjusted to reflect the two-for-one stock split.

NOTE 6. SALE OF DEFENSE ELECTRONICS AND AIRBORNE SYSTEMS UNITS

     On June 14, 1996, Chrysler completed the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"), for net proceeds of $476 million. ESI and CTAS are engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represent substantially all of the operations of Chrysler Technologies Corporation. The sale resulted in a pretax gain of $101 million ($87 million after taxes) and is included in Costs, other than items below in the consolidated statement of earnings.

NOTE 7. PLANT PROVISION

     The results of operations for the second quarter and first six months of 1995 include a $232 million provision ($143 million after taxes) for costs associated with production changes at the Newark assembly plant. The provision reflects the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings.

NOTE 8. LOSS ON ASSETS TO BE SOLD

     Consistent with its strategy to focus on its core automotive business, Chrysler has committed to a plan of disposal for Thrifty Rent-A-Car System, Inc. ("Thrifty") and is currently reviewing preliminary non-binding bids. In accordance with SFAS No. 121, assets to be disposed of should be reported at the lower of carrying value or fair value less cost to sell. As a result, a pretax loss of $65 million ($100 million after taxes) was recognized in the second quarter of 1996. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Chrysler's assessment of the fair value of Thrifty was based principally on an analysis of the preliminary non-binding bids. Thrifty's assets and liabilities at June 30, 1996 were not material to Chrysler's consolidated assets and liabilities. Thrifty's results of operations for the three and six months ended June 30, 1996 were immaterial to Chrysler's consolidated results of operations. The sale of Thrifty is expected to be completed by the end of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. All per share data has been adjusted to reflect the two-for-one stock split.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes and the cumulative effect of a change in accounting principle of $1,720 million for the second quarter of 1996, compared with $238 million for the second quarter of 1995. For the first six months of 1996, Chrysler reported earnings before income taxes and the cumulative effect of a change in accounting principle of $3,390 million, compared with $1,208 million for the first six months of 1995. Net earnings for the second quarter of 1996 were $1,037 million, or $1.39 per common share, compared with $135 million, or $0.17 per common share, for the second quarter of 1995. Net earnings for the first six months of 1996 were $2,042 million, or $2.70 per common share, compared with $631 million, or $0.83 per common share, for the first six months of 1995.

     Earnings for the second quarter and first six months of 1996 include a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"), and a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc. ("Thrifty"). Earnings for the second quarter and first six months of 1995 include a $232 million charge ($143 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant. Earnings for the first six months of 1995 include a charge of $115 million ($71 million after taxes) for a voluntary minivan owner service action. Net earnings for the first six months of 1995 include a charge of $96 million, or $0.13 per common share, for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force ("EITF") 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value."

     The following table summarizes this information:

                                                                 SECOND QUARTER       SIX MONTHS
                                                                 --------------    ----------------
                                                                  1996     1995     1996      1995
                                                                 ------    ----    ------    ------
                                                                      (IN MILLIONS OF DOLLARS)
Earnings before income taxes and cumulative effect of a change
  in accounting principle......................................  $1,720    $238    $3,390    $1,208
Gain on sale of ESI and CTAS...................................    (101)     --      (101)       --
Thrifty write-down.............................................      65      --        65        --
Newark charge..................................................      --     232        --       232
Voluntary minivan owner service action.........................      --      --        --       115
                                                                 ------    ----    ------    ------
  Pretax earnings excluding items above........................  $1,684    $470    $3,354    $1,555
                                                                 ======    ====    ======    ======

     Excluding the items listed above, the improvement in operating results in the second quarter and first six months of 1996 as compared with the second quarter and first six months of 1995 resulted primarily from an increase in shipments and a reduction in average sales incentives per vehicle. The increase in shipments was primarily due to increased shipments of minivans and Dodge Ram pickup trucks. Minivan shipments in the second quarter and first six months of 1995 were adversely affected by the changeover and launch of Chrysler's all-new minivans. The increase in shipments of Dodge Ram pickup trucks in the second quarter and first six months of 1996 primarily reflects production at two additional facilities.

     Chrysler's worldwide shipments in the second quarter and first six months of 1996 were 801,769 units and 1,554,945 units, respectively, compared with 635,151 units and 1,349,916 units, respectively, in the second quarter and first six months of 1995.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the second quarter of 1996, retail sales of new cars and trucks in the U.S. and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

FINANCIAL REVIEW -- CONTINUED

Canada, on a Seasonally Adjusted Annual Rate basis, were 16.7 million units, compared with 15.9 million units for the second quarter of 1995, an increase of 5 percent.

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the second quarter and first six months of 1996 and 1995 were as follows:

                                            SECOND QUARTER                          SIX MONTHS
                                   --------------------------------    ------------------------------------
                                                         INCREASE/                               INCREASE/
                                    1996       1995      (DECREASE)      1996         1995       (DECREASE)
                                   -------    -------    ----------    ---------    ---------    ----------
U.S. Retail Market(1):
  Car sales....................... 256,119    228,183      27,936        471,266      442,219       29,047
  Car market share................    10.6%       9.7%        0.9%          10.5%        10.1%         0.4%
  Truck sales (including
     minivans).................... 448,467    384,104      64,363        824,626      694,648      129,978
  Truck market share..............    24.1%      21.9%        2.2%          23.5%        21.1%         2.4%
  Combined car and truck sales.... 704,586    612,287      92,299      1,295,892    1,136,867      159,025
  Combined car and truck market
     share........................    16.4%      14.9%        1.5%          16.2%        14.8%         1.4%
U.S. and Canada Retail Market(1):
  Combined car and truck sales.... 773,017    680,505      92,512      1,417,695    1,253,637      164,058
  Combined car and truck market
     share........................    16.7%      15.2%        1.5%          16.5%        15.1%         1.4%

- -------------------------
(1) All retail sale and market share data include fleet sales.

     Chrysler's U.S. car market share increased in the second quarter and first six months of 1996 primarily as a result of increased sales of its midsize sedans and coupes, including the new Plymouth Breeze and Chrysler Sebring convertible. The increase in Chrysler's U.S. truck market share for the second quarter and first six months of 1996 primarily reflects increased sales of its Dodge Ram pickup trucks and minivans.

     Chrysler Financial Corporation ("CFC") reported pretax earnings of $155 million for the second quarter of 1996 as compared with $127 million for the second quarter of 1995. For the first six months of 1996, CFC reported pretax earnings of $309 million as compared with $236 million for the first six months of 1995. CFC's net earnings for the second quarter and first six months of 1996 were $101 million and $199 million, respectively, as compared with $86 million and $155 million for the second quarter and first six months of 1995. The increase in net earnings in the second quarter and first six months of 1996 as compared with the corresponding 1995 periods primarily reflects higher average receivables outstanding, net margin improvements due to lower effective borrowing costs and higher gains from increased receivable sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the second quarter and first six months of 1996 and 1995 were as follows:

                                             SECOND QUARTER                        SIX MONTHS
                                    --------------------------------    --------------------------------
                                                          INCREASE/                           INCREASE/
                                     1996        1995     (DECREASE)     1996        1995     (DECREASE)
                                    -------     -------   ----------    -------     -------   ----------
                                 (IN MILLIONS OF DOLLARS)            (IN MILLIONS OF DOLLARS)

Sales of manufactured products..... $14,858     $11,653       28%       $28,902     $24,482       18%
Finance and insurance revenues.....     431         408        6%           880         788       12%
Other revenues.....................     550         455       21%         1,013         859       18%
                                    -------     -------                 -------     -------
     Total revenues................ $15,839     $12,516       27%       $30,795     $26,129       18%
                                    =======     =======                 =======     =======

     The increase in sales of manufactured products in the second quarter of 1996 as compared with the second quarter of 1995 primarily reflects a 26 percent increase in vehicle shipments and an increase in average revenue per unit, net of sales incentives, from $18,198 in the second quarter of 1995 to $18,649 in the second quarter of 1996. The increase in sales of manufactured products in the first six months of 1996 as compared with the first six months of 1995 primarily reflects a 15 percent increase in vehicle shipments and an increase in average revenue per unit, net of sales incentives, from $17,964 in the first six months of 1995 to $18,604 in the first six months of 1996. The increase in average revenue per unit in the second quarter and first six months of 1996 was principally due to pricing actions and a decrease in average sales incentives per unit.

     The increase in other revenues for the second quarter and first six months of 1996 as compared with the corresponding 1995 periods was primarily due to the recognition of lease revenue in accordance with EITF 95-1.

     Chrysler's total expenses for the second quarter and first six months of 1996 and 1995 were as follows:

                                        SECOND QUARTER                            SIX MONTHS
                             ------------------------------------    ------------------------------------
                                                       INCREASE/                               INCREASE/
                              1996         1995        (DECREASE)     1996         1995        (DECREASE)
                             -------      -------      ----------    -------      -------      ----------
                           (IN MILLIONS OF DOLLARS)                (IN MILLIONS OF DOLLARS)

Costs, other than items
  below...................   $11,740      $10,049          17%       $22,745      $20,565          11%
Depreciation and special
  tools amortization......       591          590          --%         1,202        1,153           4%
Selling and administrative
  expenses................     1,220        1,076          13%         2,307        2,084          11%
Employee retirement
  benefits................       306          293           4%           617          604           2%
Interest expense..........       262          270         (3)%           534          515           4%
                             -------      -------                    -------      -------
     Total expenses.......   $14,119      $12,278          15%       $27,405      $24,921          10%
                             =======      =======                    =======      =======

     Costs, other than items below increased in the second quarter and first six months of 1996, as compared with the second quarter and first six months of 1995, primarily as a result of a 26 percent and 15 percent increase in vehicle shipments, respectively. Costs, other than items below for the second quarter and first six months of 1995 include a charge of $232 million related to production changes at the Newark assembly plant. Costs, other than items below for the first six months of 1995 include a $115 million provision related to a voluntary minivan owner service action. Costs, other than items below were 79 percent of sales of manufactured products for both the second quarter and first six months of 1996, compared with 86 percent and 84 percent for the second quarter and first six months of 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED
     Selling and administrative expenses for the second quarter and first six months of 1996 increased as compared with the corresponding 1995 periods primarily as a result of increased profit-based employee compensation costs and advertising expenses.

     Employee retirement benefits for the second quarter and first six months of 1996 were comparable to the corresponding 1995 periods. Employee retirement benefits in the third quarter of 1996 are expected to increase as compared with the third quarter of 1995 primarily as a result of costs associated with a voluntary early retirement program offered to certain salaried employees in the third quarter of 1996. The cost of this voluntary early retirement program is estimated to be $50 million to $100 million, depending primarily on the number of employees accepting the early retirement offer.

     During the second quarter of 1996, Chrysler completed the sale of ESI and CTAS for net proceeds of $476 million. ESI and CTAS are engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represent substantially all of the operations of Chrysler Technologies Corporation. The sale resulted in a pretax gain of $101 million ($87 million after taxes) and is included in Costs, other than items below in the consolidated statement of earnings.

     Consistent with its strategy to focus on its core automotive business, Chrysler has committed to a plan of disposal for Thrifty and is currently reviewing preliminary non-binding bids. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," assets to be disposed of should be reported at the lower of carrying value or fair value less cost to sell. As a result, a pretax loss of $65 million ($100 million after taxes) was recognized in the second quarter of 1996. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Chrysler's assessment of the fair value of Thrifty was based principally on an analysis of the preliminary non-binding bids. Thrifty's assets and liabilities at June 30, 1996 were not material to Chrysler's consolidated assets and liabilities. Thrifty's results of operations for the three and six months ended June 30, 1996 were immaterial to Chrysler's consolidated results of operations. The sale of Thrifty is expected to be completed by the end of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's combined cash, cash equivalents and marketable securities totaled $8.8 billion at June 30, 1996 (including $1.2 billion held by CFC and the Car Rental Operations), compared with $8.1 billion at December 31, 1995 (including $1.2 billion held by CFC and the Car Rental Operations). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first six months of 1996 was primarily the result of cash generated by operating activities, marketable securities acquired in a non-cash transaction related to the securitization of retail receivables, and net proceeds from the sale of ESI and CTAS, partially offset by capital expenditures, net debt repayments, common stock repurchases and dividend payments.

     During the first quarter of 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1996 common stock repurchases from $1 billion to $2 billion and approved an additional $1 billion of common stock repurchases for 1997. These common stock repurchases are subject to market and general economic conditions. During the second quarter and the first six months of 1996, Chrysler repurchased 24.4 million and 36.1 million shares, respectively, of its common stock at a cost of $786 million and $1,118 million, respectively (including $32 million in unsettled repurchases). Share amounts have been adjusted to reflect the two-for-one stock split.

     During the second quarter of 1996, Chrysler increased its quarterly common dividend from $0.30 to $0.35 per common share. Dividends per common share amounts have been adjusted to reflect the two-for-one stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED

     At June 30, 1996, Chrysler (excluding CFC) had debt maturities totaling $318 million through 1998. During the second quarter of 1996, Chrysler replaced its existing $1.7 billion revolving credit agreement, which was to expire in July 1999, with a new $2.4 billion revolving credit agreement expiring in April 2001. No amounts were outstanding under either revolving credit agreement during the second quarter of 1996. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, common stock repurchase and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $4.7 billion of net proceeds from the sale of automotive retail receivables in the first six months of 1996 compared with $3.2 billion of net proceeds in the first six months of 1995. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $6.6 billion and $7.3 billion at June 30, 1996 and 1995, respectively.

     During the second quarter of 1996, CFC entered into new revolving credit facilities which replaced its existing U.S. and Canadian credit facilities. The new facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1997 and a $6 billion facility expiring in April 2001. As of June 30, 1996, $10 million of this amount was utilized.

     At June 30, 1996, CFC had contractual debt maturities of $2.3 billion for the remainder of 1996, $2.9 billion in 1997 and $2.5 billion in 1998. CFC believes that cash provided by operations, receivable sales, access to term debt markets and the issuance of commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

     During the second quarter of 1996, Chrysler completed the sale of ESI and CTAS for net proceeds of $476 million.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler has sold certain assets and businesses which are not related to its core automotive business, has committed to a plan of disposal for Thrifty, and is exploring the sale of other such assets and businesses in the near term.

                            NEW ACCOUNTING STANDARD

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Chrysler has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. Chrysler will adopt this accounting standard on January 1, 1997, as required.

                                    OUTLOOK

     The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

     Chrysler's worldwide vehicle production in the second quarter of 1996 was 775,797 units, an increase of 181,371 units or 31 percent as compared with the second quarter of 1995. Worldwide vehicle production for the third quarter of 1996 is expected to be approximately 608,100 units, an increase of approximately 65,200 units or 12 percent as compared with the third quarter of 1995. This expected production level is heavily dependent on continued favorable economic conditions in the U.S. and Canada, where Chrysler's sales are

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

OUTLOOK -- CONTINUED

concentrated. A significant weakening of economic conditions in the U.S. and Canada or an interruption in production as a result of labor disputes could result in the lowering of third-quarter 1996 planned production.

     Chrysler's projections for full-year 1996 retail (including fleet) industry sales for the U.S. and Canada are 15.5 million units and 1.2 million units, respectively. Full-year 1995 retail (including fleet) industry sales were 15.1 million units and 1.2 million units in the U.S. and Canada, respectively. Actual levels of industry retail (including fleet) sales will depend on, among other things, economic conditions in the U.S. and Canada as well as the outcome of the 1996 labor negotiations. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

     At June 30, 1996, Chrysler had a total of approximately 128,000 employees worldwide (117,000 in the U.S. and Canada). In the U.S. and Canada, approximately 95 percent of Chrysler's hourly employees and 23 percent of its salaried employees are represented by bargaining units. The existing national agreements with Chrysler's principal U.S. and Canadian bargaining units will expire in September 1996. While Chrysler negotiated its current labor agreements without an interruption in production in 1993, it cannot predict whether satisfactory agreements can be negotiated with its principal bargaining units in 1996 without an interruption in production. An interruption in production could have a material adverse effect on Chrysler's consolidated operating results.

     In addition, Chrysler wishes to caution readers that several factors, as well as those factors described elsewhere in this discussion, or in other Securities and Exchange Commission filings, in some cases have affected, and in the future could affect, Chrysler's actual results and could cause Chrysler's actual results for the remainder of 1996 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Chrysler. Those factors include: business conditions and growth in the automotive industry and general economy; changes in consumer debt levels and interest rates; changes in consumer preferences away from pickup trucks, sport utility vehicles and minivans; competitive factors, such as domestic and foreign rival car and truck offerings, sales incentives, acceptance of new products and price pressures; excess or shortage of manufacturing capacity; and changes in foreign exchange rates and the resulting impact on pricing strategies of major foreign competitors. Additionally, many of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to substantial changes in consumer preferences, government regulations, or adverse economic conditions in the U.S. and Canada. Finally, the automotive industry is highly cyclical and the duration of cycles has historically been difficult to predict.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and six months ended June 30, 1996 and 1995 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Three of the four previously reported purported class action lawsuits that alleged defects in the antilock braking system used in certain model year vehicles (see page 16 of the 1995 Annual Report on Form 10-K) were voluntarily dismissed, and one additional purported class action containing similar allegations was filed. Chrysler has announced a recall involving the repair of the antilock braking system on those vehicles.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Chrysler Corporation was held on May 16, 1996.

(c) At the meeting, the following matters were submitted to a vote of the stockholders of Chrysler Corporation(1):

     (1) the election of the following nominees as directors of Chrysler Corporation. The vote with respect to each nominee was as follows:

                                   NOMINEE                                  FOR         WITHHELD
        -------------------------------------------------------------   ------------   ----------
        Lilyan H. Affinito...........................................    337,187,726    2,096,370
        James D. Aljian..............................................    336,366,878    2,917,218
        Robert E. Allen..............................................    337,163,653    2,120,443
        Joseph A. Califano, Jr.......................................    336,599,841    2,684,255
        Thomas G. Denomme............................................    336,816,768    2,467,328
        Robert J. Eaton..............................................    336,762,377    2,521,719
        Earl G. Graves...............................................    336,672,314    2,611,782
        Kent Kresa...................................................    337,162,530    2,121,566
        Robert J. Lanigan............................................    337,316,372    1,967,724
        Robert A. Lutz...............................................    336,815,464    2,468,632
        Peter A. Magowan.............................................    337,386,851    1,897,245
        John B. Neff.................................................    337,362,376    1,921,720
        Malcolm T. Stamper...........................................    336,744,008    2,540,088
        Lynton R. Wilson.............................................    337,318,786    1,965,310

     (2) a recommendation of the Board of Directors that the stockholders appoint the firm of Deloitte and Touche LLP as independent accountants to audit the books, records and accounts of Chrysler Corporation for the year 1996. The vote on this matter was as follows:

            FOR         AGAINST     ABSTAIN     BROKER NON-VOTES
        ------------    -------     -------     ----------------
        337,957,237     536,393     790,466            -0-

     (3) a recommendation of the Board of Directors that the stockholders approve an amendment to the Chrysler Corporation 1991 Stock Compensation Plan to authorize the payment of Board of Directors' compensation in shares of Chrysler Common Stock and restricted stock units. The vote on this matter was as follows:

            FOR          AGAINST       ABSTAIN      BROKER NON-VOTES
        ------------    ---------     ---------     ----------------
        327,410,413     9,418,422     2,455,261            -0-

- -------------------------
(1) Voting results have not been restated to reflect the two-for-one stock split.

ITEM 5. OTHER INFORMATION

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                          STATEMENT OF EARNINGS (UNAUDITED)
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       -------------------     -------------------
                                                        1996        1995        1996        1995
                                                       -------     -------     -------     -------
                                                                (IN MILLIONS OF DOLLARS)
Sales of manufactured products......................   $15,103     $11,776     $29,277     $24,721
Equity in earnings of unconsolidated subsidiaries
  and affiliates....................................        97         132         257         229
Interest income and other revenues..................       202         125         374         246
                                                       -------     -------     -------     -------
     TOTAL REVENUES.................................    15,402      12,033      29,908      25,196
                                                       -------     -------     -------     -------
Costs, other than items below.......................    11,737       9,968      22,708      20,397
Depreciation and special tools amortization.........       558         574       1,141       1,120
Selling and administrative expenses.................     1,033         912       1,945       1,764
Employee retirement benefits........................       299         289         605         596
Interest expense....................................        55          52         119         111
                                                       -------     -------     -------     -------
     TOTAL EXPENSES.................................    13,682      11,795      26,518      23,988
                                                       -------     -------     -------     -------
     EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
       EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE...     1,720         238       3,390       1,208
Provision for income taxes..........................       683         103       1,348         481
                                                       -------     -------     -------     -------
     EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE
       IN ACCOUNTING PRINCIPLE......................     1,037         135       2,042         727
Cumulative effect of a change in accounting
  principle.........................................        --          --          --         (96)
                                                       -------     -------     -------     -------
     NET EARNINGS...................................   $ 1,037     $   135     $ 2,042     $   631
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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                           BALANCE SHEET (UNAUDITED)

                                                                       1996                1995
                                                                     --------    ------------------------
                                                                     JUNE 30     DECEMBER 31     JUNE 30
                                                                     --------    ------------    --------
                                                                           (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents.........................................   $  5,327      $  4,980      $  3,781
Marketable securities.............................................      2,216         1,908         3,071
                                                                      -------       -------       -------
Total cash, cash equivalents and marketable securities............      7,543         6,888         6,852
Accounts receivable -- trade and other............................      2,156           816           680
Inventories.......................................................      4,640         3,762         3,540
Prepaid pension, taxes and other expenses.........................        670           948           885
Property and equipment............................................     12,178        11,717        10,845
Special tools.....................................................      3,492         3,566         3,449
Investments in and advances to unconsolidated subsidiaries and
  affiliated companies............................................      3,699         3,755         3,692
Intangible assets.................................................      1,518         1,718         1,754
Deferred tax assets...............................................      1,749         1,978         1,881
Other assets......................................................      5,658         5,327         5,019
                                                                      -------       -------       -------
       TOTAL ASSETS...............................................   $ 43,303      $ 40,475      $ 38,597
                                                                      =======       =======       =======
LIABILITIES:
Accounts payable..................................................   $  8,133      $  7,654      $  7,234
Short-term debt...................................................        344           140           140
Payments due within one year on long-term debt....................         47            48            27
Accrued liabilities and expenses..................................      8,203         6,741         6,271
Long-term debt....................................................      1,747         1,763         1,797
Accrued noncurrent employee benefits..............................      9,327         9,156         8,882
Other noncurrent liabilities......................................      4,080         4,014         3,832
                                                                      -------       -------       -------
       TOTAL LIABILITIES..........................................     31,881        29,516        28,183
                                                                      -------       -------       -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0 shares;
  Series A Convertible Preferred Stock; issued and outstanding:
  1996 -- 0.1; 1995 -- 0.1 and 0.3 shares, respectively (aggregate liquidation preference 1996 -- $32 million; 1995 -- $68 million
  and $128 million, respectively).................................          *             *             *
Common stock -- $1 per share par value; authorized 1,000.0 shares;
  issued: 1996 -- 820.4; 1995 -- 408.2 shares and 404.9 shares,
  respectively....................................................        820           408           405
Additional paid-in capital........................................      5,117         5,506         5,503
Retained earnings.................................................      7,816         6,280         5,318
Treasury stock -- at cost: 1996 -- 91.8 shares; 1995 -- 29.9 and
  22.5 shares, respectively.......................................     (2,331)       (1,235)         (812)
                                                                      -------       -------       -------
       TOTAL SHAREHOLDERS' EQUITY.................................     11,422        10,959        10,414
                                                                      -------       -------       -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................   $ 43,303      $ 40,475      $ 38,597
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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                 CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN MILLIONS OF
                                                                                DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES................................  $ 3,340     $ 2,283
                                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.....................................   (1,451)     (2,111)
  Sales and maturities of marketable securities..........................    1,112       1,708
  Expenditures for property and equipment................................   (1,263)     (1,251)
  Expenditures for special tools.........................................     (473)       (431)
  Proceeds from sale of nonautomotive assets.............................      476          --
  Other..................................................................       63          (4)
                                                                           -------     -------
       NET CASH USED IN INVESTING ACTIVITIES.............................   (1,536)     (2,089)
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)................       74          --
  Proceeds from long-term borrowings.....................................       14          --
  Payments on long-term borrowings.......................................      (18)       (470)
  Repurchases of common stock............................................   (1,110)       (608)
  Dividends paid.........................................................     (455)       (322)
  Other..................................................................       38          15
                                                                           -------     -------
       NET CASH USED IN FINANCING ACTIVITIES.............................   (1,457)     (1,385)
                                                                           -------     -------
Change in cash and cash equivalents......................................      347      (1,191)
Cash and cash equivalents at beginning of period.........................    4,980       4,972
                                                                           -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $ 5,327     $ 3,781
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

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1996.

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

                                                   CHRYSLER CORPORATION
                                          --------------------------------------
                                                       (Registrant)

Date: July 12, 1996                       By          J. D. Donlon, III
                                          --------------------------------------
                                                     J. D. Donlon, III
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

                   FOR QUARTERLY REPORT ON FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 1996

EXHIBIT
- -------
4-E        Copy of $2,400,000,000 Revolving Credit Agreement, dated as of April 26, 1996, among
           Chrysler Corporation, Chrysler Canada Ltd., the several Banks party to the
           Agreement, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical
           Bank, as Administrative Agent for the Banks (Filed with this report).
11         Statement regarding computation of earnings per common share (Filed with this report).
15A        Letter, dated July 11, 1996, re unaudited interim information (Filed with this report).
15B        Letter, dated July 11, 1996, re unaudited interim information (Filed with this report).
27         Financial Data Schedule for the six months ended June 30, 1996 (Filed with this report).