Form 10-Q
period 1996-09-30
CHRYSLER CORP /DE
filed 1996-10-15
CIK 791269

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                              Yes _X_     No  ___

     The registrant had 713,533,304 shares of common stock outstanding as of September 30, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements.....................................................     1-5
  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................    6-11
Part II. OTHER INFORMATION
  Item 5. Other Information........................................................    12-14
  Item 6. Exhibits and Reports on Form 8-K.........................................     15
Signature Page.....................................................................     16
Exhibit Index......................................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           ------------------    ------------------
                                                            1996       1995       1996       1995
                                                           -------    -------    -------    -------
                                                                   (IN MILLIONS OF DOLLARS)
Sales of manufactured products..........................   $13,396    $11,184    $42,298    $35,666
Finance and insurance revenues..........................       436        358      1,316      1,146
Other revenues..........................................       524        467      1,537      1,326
                                                           -------    -------    -------    -------
     TOTAL REVENUES.....................................    14,356     12,009     45,151     38,138
                                                           -------    -------    -------    -------
Costs, other than items below...........................    10,975      9,476     33,720     30,041
Depreciation and special tools amortization.............       527        510      1,729      1,663
Selling and administrative expenses.....................     1,108        921      3,415      3,005
Employee retirement benefits............................       391        302      1,008        906
Interest expense........................................       244        218        778        733
                                                           -------    -------    -------    -------
     TOTAL EXPENSES.....................................    13,245     11,427     40,650     36,348
                                                           -------    -------    -------    -------
     EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT
       OF A CHANGE IN ACCOUNTING PRINCIPLE..............     1,111        582      4,501      1,790
Provision for income taxes..............................       431        228      1,779        709
                                                           -------    -------    -------    -------
     EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING PRINCIPLE.............................       680        354      2,722      1,081
Cumulative effect of a change in accounting principle...        --         --         --        (96)
                                                           -------    -------    -------    -------
     NET EARNINGS.......................................   $   680    $   354    $ 2,722    $   985
Preferred stock dividends...............................         1          2          3         19
                                                           -------    -------    -------    -------
     NET EARNINGS ON COMMON STOCK.......................   $   679    $   352    $ 2,719    $   966
                                                           =======    =======    =======    =======


                                                              (IN DOLLARS OR MILLIONS OF SHARES)
PRIMARY EARNINGS PER COMMON SHARE (Note 4):
  Earnings before cumulative effect of a change in
     accounting principle...............................   $  0.93    $  0.45    $  3.65    $  1.41
  Cumulative effect of a change in accounting
     principle..........................................        --         --         --      (0.13)
                                                           -------    -------    -------    -------
  Net earnings per common share.........................   $  0.93    $  0.45    $  3.65    $  1.28
                                                           =======    =======    =======    =======
Average common and dilutive equivalent shares
  outstanding...........................................     728.3      774.5      745.6      752.3
FULLY DILUTED EARNINGS
  PER COMMON SHARE (Note 4):
  Earnings before cumulative effect of a change in
     accounting principle...............................   $  0.93    $  0.45    $  3.62    $  1.36
  Cumulative effect of a change in accounting
     principle..........................................        --         --         --      (0.12)
                                                           -------    -------    -------    -------
  Net earnings per common share.........................   $  0.93    $  0.45    $  3.62    $  1.24
                                                           =======    =======    =======    =======
Average common and dilutive equivalent shares
  outstanding...........................................     732.3      787.3      751.8      796.9

DIVIDENDS DECLARED PER COMMON SHARE.....................   $  0.35    $  0.25    $  1.00    $  0.70

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET





                                                                1996                   1995
                                                            ------------    ---------------------------
                                                            SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                            ------------    -----------    ------------
                                                            (UNAUDITED)                    (UNAUDITED)
                                                                     (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents................................     $  5,599        $ 5,543        $  4,117
Marketable securities....................................        3,079          2,582           3,494
                                                              --------        -------        --------
     Total cash, cash equivalents and marketable
       securities........................................        8,678          8,125           7,611
Accounts receivable -- trade and other...................        2,144          2,003           2,234
Inventories..............................................        5,552          4,448           4,321
Prepaid pension, taxes and other expenses................          640            985             915
Finance receivables and retained interests in sold
  receivables............................................       12,593         13,623          12,551
Property and equipment...................................       13,962         12,595          12,115
Special tools............................................        3,574          3,566           3,487
Intangible assets........................................        1,878          2,082           2,107
Deferred tax assets......................................          152            490             439
Other assets.............................................        6,549          5,839           5,726
                                                              --------        -------        --------
     TOTAL ASSETS........................................     $ 55,722        $53,756        $ 51,506
                                                              ========        =======        ========
LIABILITIES:
Accounts payable.........................................     $  9,212        $ 8,290        $  8,393
Short-term debt..........................................        1,548          2,674           2,911
Payments due within one year on long-term debt...........        3,102          1,661           1,090
Accrued liabilities and expenses.........................        8,399          7,032           6,572
Long-term debt...........................................        8,492          9,858           9,105
Accrued noncurrent employee benefits.....................        9,539          9,217           9,060
Other noncurrent liabilities.............................        4,020          4,065           3,945
                                                              --------        -------        --------
     TOTAL LIABILITIES...................................       44,312         42,797          41,076
                                                              --------        -------        --------
SHAREHOLDERS' EQUITY (Note 4): (shares in millions)
Preferred stock -- $1 per share par value; authorized
  20.0 shares; Series A Convertible Preferred Stock;
  issued and outstanding: 1996 -- 0.1; 1995 -- 0.1 and
  0.2 shares, respectively (aggregate liquidation
  preference 1996 -- $26 million; 1995 -- $68 million and
  $84 million, respectively).............................            *              *               *
Common stock -- $1 per share par value; authorized
  1,000.0 shares; issued: 1996 -- 821.0; 1995 -- 408.2
  shares and 407.4 shares, respectively..................          821            408             407
Additional paid-in capital...............................        5,118          5,506           5,504
Retained earnings........................................        8,246          6,280           5,481
Treasury stock -- at cost: 1996 -- 107.5 shares; 1995 --
  29.9 and 24.8 shares, respectively.....................       (2,775)        (1,235)           (962)
                                                              --------        -------        --------
     TOTAL SHAREHOLDERS' EQUITY..........................       11,410         10,959          10,430
                                                              --------        -------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........     $ 55,722        $53,756        $ 51,506
                                                              ========        =======        ========

-------------------------
* Less than $1 million

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                          1996          1995
                                                                        --------      --------
                                                                           (IN MILLIONS OF
                                                                               DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES............................   $  5,856      $  5,614
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.................................     (2,643)       (4,157)
  Sales and maturities of marketable securities......................      3,098         3,937
  Finance receivables acquired.......................................    (15,974)      (18,347)
  Finance receivables collected......................................      3,410         1,817
  Proceeds from sales of finance receivables.........................     12,302        14,007
  Expenditures for property and equipment............................     (2,725)       (2,226)
  Expenditures for special tools.....................................       (763)         (699)
  Proceeds from the sale of nonautomotive assets.....................        701            94
  Other..............................................................        189           196
                                                                        --------      --------
       NET CASH USED IN INVESTING ACTIVITIES.........................     (2,405)       (5,378)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)............     (1,256)       (1,734)
  Proceeds from long-term borrowings.................................      1,268         3,104
  Payments on long-term borrowings...................................     (1,180)       (1,377)
  Repurchases of common stock........................................     (1,570)         (769)
  Dividends paid.....................................................       (712)         (516)
  Other..............................................................         55            28
                                                                        --------      --------
       NET CASH USED IN FINANCING ACTIVITIES.........................     (3,395)       (1,264)
                                                                        --------      --------
Change in cash and cash equivalents..................................         56        (1,028)
Cash and cash equivalents at beginning of period.....................      5,543         5,145
                                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $  5,599      $  4,117
                                                                        ========      ========

During the first nine months of 1996, Chrysler Financial Corporation acquired $1.0 billion of marketable securities in non-cash transactions related to the securitization of retail receivables.

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three and nine months ended September 30, 1996 and 1995 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts for 1995 have been reclassified to conform with current period classifications.

NOTE 2. INVENTORIES

     Inventories, summarized by major classification, were as follows:

                                                                1996                   1995
                                                            ------------    ---------------------------
                                                            SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                            ------------    -----------    ------------
                                                                     (IN MILLIONS OF DOLLARS)
Finished products, including service parts...............      $1,800         $ 1,232         $1,132
Raw materials, finished production parts and supplies....       1,351           1,456          1,403
Vehicles held for short-term lease.......................       2,401           1,760          1,786
                                                               ------          ------         ------
     TOTAL...............................................      $5,552         $ 4,448         $4,321
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

     Effective January 1, 1995, Chrysler changed its accounting treatment for vehicle sales for which Chrysler conditionally guarantees the minimum resale value of the vehicles in accordance with the consensus reached on Emerging Issues Task Force Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." In accordance with the consensus, these vehicle sales are accounted for as operating leases with the related revenues and costs deferred at the time of shipment. A portion of the deferred revenues and costs is recognized over the corresponding guarantee period, with the remainder recognized at the end of the guarantee period. The average guarantee period for these vehicles is approximately nine months. Implementation of this accounting change resulted in the recognition of an after-tax charge of $96 million, or $0.13 per common share, for the cumulative effect of this change in accounting principle. Previously reported results for the nine months ended September 30, 1995 have been restated to reflect the cumulative effect of this accounting change.

NOTE 4. TWO-FOR-ONE STOCK SPLIT

     On May 16, 1996, Chrysler's Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend which was distributed on July 15, 1996 to shareholders of record on June 15, 1996. All per share data and the average common and dilutive equivalent shares outstanding have been adjusted to reflect this stock split for all periods presented. The number of common shares issued, outstanding and held in treasury as of September 30, 1996 have been adjusted to reflect this stock split. In addition, the par value of the new shares issued as a result of the two-for-one stock split has been transferred from additional paid-in capital to common stock. Additional paid-in capital, common stock balances, common

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

shares issued, outstanding and held in treasury for prior periods have not been restated for the two-for-one stock split.

NOTE 5. COMMON STOCK REPURCHASES

     During the first quarter of 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1996 common stock repurchases from $1 billion to $2 billion and approved an additional $1 billion of common stock repurchases for 1997. These common stock repurchases are subject to market and general economic conditions. During the third quarter and first nine months of 1996, Chrysler repurchased 15.8 million and 51.9 million shares, respectively, of its common stock at a cost of $452 million and $1,570 million, respectively (including $24 million in unsettled repurchases). Share amounts have been adjusted to reflect the two-for-one stock split.

NOTE 6. SALE OF NONAUTOMOTIVE ASSETS

     On June 14, 1996, Chrysler completed the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"), for net proceeds of $476 million. ESI and CTAS were engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represented substantially all of the operations of Chrysler Technologies Corporation. The sale resulted in a pretax gain of $101 million ($87 million after taxes) and is included in Costs, other than items below in the consolidated statement of earnings for the nine months ended September 30, 1996.

     During the third quarter of 1996, Chrysler Financial Corporation sold certain nonautomotive assets for net proceeds of $225 million. The sale resulted in an immaterial loss.

NOTE 7. PLANT PROVISION

     The results of operations for the nine months ended September 30, 1995 include a $263 million provision ($162 million after taxes) for costs associated with production changes at the Newark assembly plant. The provision reflects the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings for the nine months ended September 30, 1995.

NOTE 8. LOSS ON ASSETS TO BE SOLD

     Consistent with its strategy to focus on its core automotive business, in the second quarter of 1996, Chrysler committed to a plan of disposal for Thrifty Rent-A-Car System, Inc. ("Thrifty"). In accordance with SFAS No. 121, a pretax loss of $65 million ($100 million after taxes) was recognized in the second quarter of 1996 to write down Thrifty's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of Thrifty is based principally on an analysis of non-binding bids. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for the nine months ended September 30, 1996. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Thrifty's assets and liabilities at September 30, 1996 and its results of operations for the three and nine months ended September 30, 1996 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. Chrysler is continuing to negotiate for the sale of Thrifty and is uncertain when the sale of Thrifty will be completed.

NOTE 9. VOLUNTARY EARLY RETIREMENT PROGRAM

     The results of operations for the three and nine months ended September 30, 1996 include an $88 million provision ($55 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees. The provision is included in Employee retirement benefits in the consolidated statement of earnings for the three and nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. All per share data has been adjusted to reflect the two-for-one stock split.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes and the cumulative effect of a change in accounting principle of $1,111 million for the third quarter of 1996, compared with $582 million for the third quarter of 1995. For the first nine months of 1996, Chrysler reported earnings before income taxes and the cumulative effect of a change in accounting principle of $4,501 million, compared with $1,790 million for the first nine months of 1995. Net earnings for the third quarter of 1996 were $680 million, or $0.93 per common share, compared with $354 million, or $0.45 per common share, for the third quarter of 1995. Net earnings for the first nine months of 1996 were $2,722 million, or $3.65 per common share, compared with $985 million, or $1.28 per common share, for the first nine months of 1995.

     Earnings for the third quarter and first nine months of 1996 include a charge of $88 million ($55 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees. Earnings for the first nine months of 1996 also include a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"), and a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc. ("Thrifty"). Earnings for the first nine months of 1995 include a $263 million charge ($162 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a charge of $115 million ($71 million after taxes) for a voluntary minivan owner service action. Net earnings for the first nine months of 1995 include a charge of $96 million, or $0.13 per common share, for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force ("EITF") 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value."

     The following table summarizes this information:

                                                                 THIRD QUARTER       NINE MONTHS
                                                                 --------------    ----------------
                                                                  1996     1995     1996      1995
                                                                 ------    ----    ------    ------
                                                                      (IN MILLIONS OF DOLLARS)
Earnings before income taxes and cumulative effect of a change
  in accounting principle.....................................   $1,111    $582    $4,501    $1,790
Gain on sale of ESI and CTAS..................................       --      --      (101)       --
Thrifty write-down............................................       --      --        65        --
Newark charge.................................................       --      31        --       263
Voluntary minivan owner service action........................       --      --        --       115
Voluntary early retirement program............................       88      --        88        --
                                                                 ------    ----    ------    ------
     Pretax earnings excluding items above....................   $1,199    $613    $4,553    $2,168
                                                                 ======    ====    ======    ======

     Excluding the items listed above, the improvement in operating results in the third quarter of 1996 as compared with the third quarter of 1995 resulted primarily from an increase in vehicle shipments and pricing actions, partially offset by increased profit-based employee compensation costs. Excluding the items listed above, the improvement in operating results in the first nine months of 1996 as compared with the first nine months of 1995 resulted primarily from an increase in vehicle shipments, pricing actions, and a reduction in average sales incentives per vehicle, partially offset by increased profit-based employee compensation costs. The increase in shipments in the third quarter and first nine months of 1996 was primarily due to increased shipments of minivans and Dodge Ram pickup trucks. Minivan shipments in the third quarter and first nine months of 1995 were adversely affected by the changeover and launch of Chrysler's all-new minivans. The increase in shipments of Dodge Ram pickup trucks in the third quarter and first nine months of 1996 primarily reflects production at two additional facilities.

     Chrysler's worldwide shipments in the third quarter and first nine months of 1996 were 650,529 units and 2,205,474 units, respectively, compared with 581,853 units and 1,931,769 units, respectively, in the third quarter and first nine months of 1995.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the third quarter of 1996, retail (including fleet) sales of new cars and trucks in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

FINANCIAL REVIEW -- CONTINUED
the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 16.5 million units, compared with 16.6 million units for the third quarter of 1995.

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the third quarter and first nine months of 1996 and 1995 were as follows:

                                            THIRD QUARTER                          NINE MONTHS
                                   --------------------------------    ------------------------------------
                                                         INCREASE/                               INCREASE/
                                    1996       1995      (DECREASE)      1996         1995       (DECREASE)
                                   -------    -------    ----------    ---------    ---------    ----------
U.S. Retail Market(1):
  Car sales....................... 190,451    177,038      13,413        661,717      619,257       42,460
  Car market share................     8.7%       7.9%        0.8%           9.9%         9.3%         0.6%
  Truck sales (including
     minivans).................... 399,658    328,739      70,919      1,224,284    1,023,387      200,897
  Truck market share..............    23.4%      20.6%        2.8%          23.5%        21.0%         2.5%
  Combined car and truck sales.... 590,109    505,777      84,332      1,886,001    1,642,644      243,357
  Combined car and truck market
     share........................    15.2%      13.2%        2.0%          15.9%        14.3%         1.6%
U.S. and Canada Retail Market(1):
  Combined car and truck sales.... 645,766    560,841      84,925      2,063,461    1,814,478      248,983
  Combined car and truck market
     share........................    15.5%      13.6%        1.9%          16.2%        14.6%         1.6%

-------------------------
(1) All retail sale and market share data include fleet sales.

     Chrysler's U.S. car market share increased in the third quarter and first nine months of 1996 primarily as a result of increased sales of its midsize sedans and coupes, including the new Plymouth Breeze and Chrysler Sebring convertible. The increase in Chrysler's U.S. truck market share for the third quarter and first nine months of 1996 primarily reflects increased sales of its Dodge Ram pickup trucks, Jeep(R) sport utility vehicles, and minivans.

     Chrysler Financial Corporation ("CFC") reported pretax earnings of $144 million for the third quarter of 1996 as compared with $138 million for the third quarter of 1995. For the first nine months of 1996, CFC reported pretax earnings of $453 million as compared with $374 million for the first nine months of 1995. CFC's net earnings for the third quarter and first nine months of 1996 were $94 million and $293 million, respectively, as compared with $87 million and $242 million for the third quarter and first nine months of 1995. The increase in net earnings in the third quarter of 1996 as compared with the third quarter of 1995 primarily reflects net margin improvements partially offset by higher operating expenses and provisions for credit losses. The increase in net earnings for the first nine months of 1996 as compared with the first nine months of 1995 primarily reflects net margin improvements and higher gains from increased receivable sales partially offset by an increase in operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the third quarter and first nine months of 1996 and 1995 were as follows:

                                             THIRD QUARTER                        NINE MONTHS
                                    --------------------------------    --------------------------------
                                                          INCREASE/                           INCREASE/
                                     1996        1995     (DECREASE)     1996        1995     (DECREASE)
                                    -------     -------   ----------    -------     -------   ----------
                                            (IN MILLIONS OF                     (IN MILLIONS OF
                                               DOLLARS)                            DOLLARS)
Sales of manufactured products..... $13,396     $11,184       20%       $42,298     $35,666       19%
Finance and insurance revenues.....     436         358       22%         1,316       1,146       15%
Other revenues.....................     524         467       12%         1,537       1,326       16%
                                    -------     -------                 -------     -------
     Total revenues................ $14,356     $12,009       20%       $45,151     $38,138       18%
                                    =======     =======                 =======     =======

     The increase in sales of manufactured products in the third quarter of 1996 as compared with the third quarter of 1995 primarily reflects a 12 percent increase in vehicle shipments and an increase in average revenue per unit, net of sales incentives, from $19,110 in the third quarter of 1995 to $20,765 in the third quarter of 1996. The increase in sales of manufactured products in the first nine months of 1996 as compared with the first nine months of 1995 primarily reflects a 14 percent increase in vehicle shipments and an increase in average revenue per unit, net of sales incentives, from $18,309 in the first nine months of 1995 to $19,243 in the first nine months of 1996. The increase in average revenue per unit in the third quarter and first nine months of 1996 was principally due to pricing actions and an increased proportion of truck shipments to total vehicle shipments.

     The increase in finance and insurance revenues for the third quarter and first nine months of 1996 as compared with the corresponding 1995 periods was primarily attributable to higher average automotive finance receivables outstanding and vehicles leased.

     The increase in other revenues for the third quarter and first nine months of 1996 as compared with the corresponding 1995 periods was primarily due to the recognition of lease revenue in accordance with EITF 95-1.

     Chrysler's total expenses for the third quarter and first nine months of 1996 and 1995 were as follows:

                                              THIRD QUARTER                         NINE MONTHS
                                    ---------------------------------    ---------------------------------
                                                           INCREASE/                            INCREASE/
                                     1996        1995      (DECREASE)     1996        1995      (DECREASE)
                                    -------     -------    ----------    -------     -------    ----------
                                            (IN MILLIONS OF                     (IN MILLIONS OF
                                               DOLLARS)                            DOLLARS)
Costs, other than items below....   $10,975     $ 9,476        16%       $33,720     $30,041        12%
Depreciation and special tools
  amortization...................       527         510         3%         1,729       1,663         4%
Selling and administrative
  expenses.......................     1,108         921        20%         3,415       3,005        14%
Employee retirement benefits.....       391         302        29%         1,008         906        11%
Interest expense.................       244         218        12%           778         733         6%
                                    -------     -------                  -------     -------
     Total expenses..............   $13,245     $11,427        16%       $40,650     $36,348        12%
                                    =======     =======                  =======     =======

     Costs, other than items below increased in the third quarter and first nine months of 1996, as compared with the third quarter and first nine months of 1995, primarily as a result of a 12 percent and 14 percent increase in vehicle shipments, respectively, and an increased proportion of truck shipments to total vehicle shipments. In addition, Costs, other than items below for the first nine months of 1995 include a charge of $263 million related to production changes at the Newark assembly plant and a $115 million charge related to a voluntary minivan owner service action. Costs, other than items below were 82 percent and 80 percent of sales of manufactured products for the third quarter and first nine months of 1996, compared with 85 percent and 84 percent, respectively, for the third quarter and first nine months of 1995, respectively.

     Selling and administrative expenses for the third quarter and first nine months of 1996 increased as compared with the corresponding 1995 periods primarily as a result of increased profit-based employee compensation costs, increased advertising expenses, and increased expenses associated with Chrysler's expanding international activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED

     Employee retirement benefits for the third quarter and first nine months of 1996 increased as compared with the corresponding 1995 periods primarily as a result of costs associated with a voluntary early retirement program for certain salaried employees in the third quarter of 1996. The cost of this voluntary early retirement program was $88 million.

     During the second quarter of 1996, Chrysler completed the sale of ESI and CTAS for net proceeds of $476 million. ESI and CTAS were engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represented substantially all of the operations of Chrysler Technologies Corporation. The sale resulted in a pretax gain of $101 million ($87 million after taxes) and is included in Costs, other than items below in the consolidated statement of earnings for the nine months ended September 30, 1996.

     Consistent with its strategy to focus on its core automotive business, in the second quarter of 1996, Chrysler committed to a plan of disposal for Thrifty. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a pretax loss of $65 million ($100 million after taxes) was recognized in the second quarter of 1996 to write down Thrifty's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of Thrifty is based principally on an analysis of non-binding bids. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for the nine months ended September 30, 1996. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Thrifty's assets and liabilities at September 30, 1996 and its results of operations for the three and nine months ended September 30, 1996 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. Chrysler is continuing to negotiate for the sale of Thrifty and is uncertain when the sale of Thrifty will be completed.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's combined cash, cash equivalents and marketable securities totaled $8.7 billion at September 30, 1996 (including $1.2 billion held by CFC and the Car Rental Operations), compared with $8.1 billion at December 31, 1995 (including $1.2 billion held by CFC and the Car Rental Operations). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first nine months of 1996 was primarily the result of cash generated by operating activities, marketable securities acquired in a non-cash transaction related to the securitization of retail receivables, and net proceeds from the sale of nonautomotive assets, partially offset by capital expenditures, net debt repayments, common stock repurchases and dividend payments.

     During the first quarter of 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1996 common stock repurchases from $1 billion to $2 billion and approved an additional $1 billion of common stock repurchases for 1997. These common stock repurchases are subject to market and general economic conditions. During the third quarter and the first nine months of 1996, Chrysler repurchased 15.8 million and 51.9 million shares, respectively, of its common stock at a cost of $452 million and $1,570 million, respectively (including $24 million in unsettled repurchases). Share amounts have been adjusted to reflect the two-for-one stock split.

     During the second quarter of 1996, Chrysler increased its quarterly common dividend from $0.30 to $0.35 per common share. Dividends per common share amounts have been adjusted to reflect the two-for-one stock split.

     At September 30, 1996, Chrysler (excluding CFC) had debt maturities totaling $316 million through 1998. At September 30, 1996, Chrysler had a $2.4 billion revolving credit agreement which expires in April, 2001. No amounts were outstanding under the revolving credit agreement during the third quarter of 1996. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, common stock repurchase and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $5.9 billion of net proceeds from the sale of automotive retail receivables in the first nine months of 1996 compared with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED
$4.7 billion of net proceeds in the first nine months of 1995. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $5.8 billion and $6.6 billion at September 30, 1996 and 1995, respectively.

     At September 30, 1996, CFC had contractual debt maturities of $2.2 billion for the remainder of 1996, $2.9 billion in 1997 and $2.6 billion in 1998. CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April, 1997 and a $6 billion facility expiring in April, 2001. At September 30, 1996, $3 million of this amount was utilized. CFC believes that cash provided by operations, receivable sales, access to term debt markets and the issuance of commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

     At September 30, 1996, Chrysler had a total of approximately 125,000 employees worldwide (113,000 in the U.S. and Canada). In the U.S. and Canada, approximately 97 percent of Chrysler's hourly employees and 24 percent of its salaried employees are represented by bargaining units. Of these represented employees, 97 percent of hourly and 90 percent of salaried employees are represented by the United Automotive, Aerospace, and Agricultural Implement Workers of America ("UAW") or the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW"). On September 29, 1996, the UAW and Chrysler reached an agreement on a new three-year labor contract. The contract, which is patterned largely on the agreement reached between the UAW and the Ford Motor Company, was ratified by the Chrysler-UAW membership. On September 17, 1996, the CAW and Chrysler reached a new three-year labor agreement. The contract was subsequently ratified by the Chrysler-CAW membership. The terms of the new contracts will increase Chrysler's UAW and CAW labor-related costs from the levels experienced under its previous collectively-bargained labor agreements.

     During the third quarter of 1996, CFC completed the sale of certain nonautomotive assets for net proceeds of $225 million. During the second quarter of 1996, Chrysler completed the sale of ESI and CTAS for net proceeds of $476 million.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler has sold certain assets and businesses which are not related to its core automotive business, has committed to a plan of disposal for Thrifty, and is exploring the sale of other such assets and businesses in the near term.

                            NEW ACCOUNTING STANDARD

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Chrysler believes that the implementation of this new accounting standard will not have a material impact on its consolidated operating results or financial position. Chrysler will adopt this accounting standard on a prospective basis on January 1, 1997, as required.

                                    OUTLOOK

     The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

     Chrysler's worldwide vehicle production in the third quarter of 1996 was 630,995 units, an increase of 88,139 units or 16 percent as compared with the third quarter of 1995. Worldwide vehicle production for the fourth quarter of 1996 is expected to be approximately 706,000 units, an increase of 7,000 units as compared with the fourth quarter of 1995. This expected production level is heavily dependent on continued favorable economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated. A significant weakening of Chrysler's competitive position or economic conditions in the U.S. and Canada could result in the lowering of fourth-quarter 1996 planned production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

OUTLOOK -- CONTINUED
     Chrysler's projections for full-year 1996 retail (including fleet) industry sales for the U.S. and Canada are 15.5 million units and 1.2 million units, respectively. Full-year 1995 retail (including fleet) industry sales were 15.1 million units and 1.2 million units in the U.S. and Canada, respectively. Chrysler projects that full-year 1997 retail (including fleet) industry sales for the U.S. will range from 15.0 million to 15.5 million units and that full-year 1997 retail (including fleet) industry sales for Canada will range from 1.1 million to 1.2 million units. Actual levels of industry retail (including fleet) sales will depend on, among other things, economic conditions in the U.S. and Canada, as well as the outcome of the on-going industry labor negotiations. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

     In addition, Chrysler wishes to caution readers that several factors, as well as those factors described elsewhere in this discussion, or in other Securities and Exchange Commission filings, in some cases have affected, and in the future could affect, Chrysler's actual results and could cause Chrysler's actual results (for the remainder of 1996 and beyond) to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Chrysler. Those factors include: business conditions and growth in the automotive industry and general economy; changes in consumer debt levels and interest rates; changes in consumer preferences away from pickup trucks, sport utility vehicles and minivans; competitive factors, such as domestic and foreign rival car and truck offerings, sales incentives, acceptance of new products and price pressures; excess or shortage of manufacturing capacity; risks and uncertainties associated with Chrysler's expansion into international markets; and changes in foreign exchange rates and the resulting impact on pricing strategies of major foreign competitors. Additionally, many of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to substantial changes in consumer preferences, government regulations, or adverse economic conditions in the U.S. and Canada. Finally, the automotive industry is highly cyclical and the duration of cycles has historically been difficult to predict.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1996 and 1995 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                       STATEMENT OF EARNINGS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       -------------------     -------------------
                                                        1996        1995        1996        1995
                                                       -------     -------     -------     -------
                                                                (IN MILLIONS OF DOLLARS)
Sales of manufactured products......................   $13,551     $11,253     $42,828     $35,974
Equity in earnings of unconsolidated subsidiaries
  and affiliates....................................       174         155         431         384
Interest income and other revenues..................       188         103         562         349
                                                       -------     -------     -------     -------
     TOTAL REVENUES.................................    13,913      11,511      43,821      36,707
                                                       -------     -------     -------     -------
Costs, other than items below.......................    10,953       9,351      33,661      29,748
Depreciation and special tools amortization.........       496         485       1,637       1,605
Selling and administrative expenses.................       919         764       2,864       2,528
Employee retirement benefits........................       376         299         981         895
Interest expense....................................        58          30         177         141
                                                       -------     -------     -------     -------
     TOTAL EXPENSES.................................    12,802      10,929      39,320      34,917
                                                       -------     -------     -------     -------
     EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
       EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE...     1,111         582       4,501       1,790
Provision for income taxes..........................       431         228       1,779         709
                                                       -------     -------     -------     -------
     EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE
       IN ACCOUNTING PRINCIPLE......................       680         354       2,722       1,081
Cumulative effect of a change in accounting
  principle.........................................        --          --          --         (96)
                                                       -------     -------     -------     -------
     NET EARNINGS...................................   $   680     $   354     $ 2,722     $   985
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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                           BALANCE SHEET (UNAUDITED)

                                                                1996                   1995
                                                            ------------    ---------------------------
                                                            SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                            ------------    -----------    ------------
                                                                     (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents................................     $  5,134        $ 4,980        $  3,693
Marketable securities....................................        2,356          1,908           2,714
                                                            ----------      ---------      ----------
Total cash, cash equivalents and marketable securities...        7,490          6,888           6,407
Accounts receivable -- trade and other...................        1,762            816           1,248
Inventories..............................................        4,568          3,762           3,500
Prepaid pension, taxes and other expenses................          600            948             849
Property and equipment...................................       12,885         11,717          11,235
Special tools............................................        3,574          3,566           3,487
Investments in and advances to unconsolidated
  subsidiaries and affiliated companies..................        3,450          3,755           3,695
Intangible assets........................................        1,510          1,718           1,740
Deferred tax assets......................................        1,776          1,978           1,898
Other assets.............................................        5,891          5,327           5,339
                                                            ----------      ---------      ----------
       TOTAL ASSETS......................................     $ 43,506        $40,475        $ 39,398
                                                            ==========      =========      ==========
LIABILITIES:
Accounts payable.........................................     $  8,468        $ 7,654        $  7,779
Short-term debt..........................................          220            140             140
Payments due within one year on long-term debt...........           39             48              42
Accrued liabilities and expenses.........................        8,097          6,741           6,317
Long-term debt...........................................        1,746          1,763           1,771
Accrued noncurrent employee benefits.....................        9,474          9,156           9,000
Other noncurrent liabilities.............................        4,052          4,014           3,919
                                                            ----------      ---------      ----------
       TOTAL LIABILITIES.................................       32,096         29,516          28,968
                                                            ----------      ---------      ----------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized
  20.0 shares; Series A Convertible Preferred Stock;
  issued and outstanding: 1996 -- 0.1; 1995 -- 0.1 and
  0.2 shares, respectively (aggregate liquidation
  preference 1996 -- $26 million; 1995 -- $68 million and
  $84 million, respectively).............................            *              *               *
Common stock -- $1 per share par value; authorized
  1,000.0 shares; issued: 1996 -- 821.0; 1995 -- 408.2
  shares and 407.4 shares, respectively..................          821            408             407
Additional paid-in capital...............................        5,118          5,506           5,504
Retained earnings........................................        8,246          6,280           5,481
Treasury stock -- at cost: 1996 -- 107.5 shares; 1995 --
  29.9 and 24.8 shares, respectively.....................       (2,775)        (1,235)           (962)
                                                            ----------      ---------      ----------
       TOTAL SHAREHOLDERS' EQUITY........................       11,410         10,959          10,430
                                                            ----------      ---------      ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $ 43,506        $40,475        $ 39,398
                                                            ==========      =========      ==========

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

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                 CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                             1996        1995
                                                                            -------     -------
                                                                              (IN MILLIONS OF
                                                                                 DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES................................   $ 5,399     $ 3,136
                                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.....................................    (1,929)     (2,487)
  Sales and maturities of marketable securities..........................     1,452       2,439
  Expenditures for property and equipment................................    (2,340)     (1,944)
  Expenditures for special tools.........................................      (763)       (699)
  Proceeds from the sale of nonautomotive assets.........................       476          --
  Other..................................................................       149          11
                                                                            -------     -------
       NET CASH USED IN INVESTING ACTIVITIES.............................    (2,955)     (2,680)
                                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt (less than 90-day maturities)................       (50)         --
  Proceeds from long-term borrowings.....................................        14          --
  Payments on long-term borrowings.......................................       (26)       (480)
  Repurchases of common stock............................................    (1,570)       (769)
  Dividends paid.........................................................      (712)       (516)
  Other..................................................................        54          30
                                                                            -------     -------
       NET CASH USED IN FINANCING ACTIVITIES.............................    (2,290)     (1,735)
                                                                            -------     -------
Change in cash and cash equivalents......................................       154      (1,279)
Cash and cash equivalents at beginning of period.........................     4,980       4,972
                                                                            -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................   $ 5,134     $ 3,693
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

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1996.

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

                                                   CHRYSLER CORPORATION
                                          --------------------------------------
                                                       (Registrant)

Date: October 15, 1996                 By            J. D. Donlon, III
                                           -------------------------------------
                                                     J. D. Donlon, III
                                               Vice President and Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

                   FOR QUARTERLY REPORT ON FORM 10-Q FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

EXHIBIT
-------
  11       Statement regarding computation of earnings per common share (Filed with this report).
 15A       Letter, dated October 10, 1996, re unaudited interim information (Filed with this report).
 15B       Letter, dated October 10, 1996, re unaudited interim information (Filed with this report).
  27       Financial Data Schedule for the nine months ended September 30, 1996 (Filed with this report).