Form 10-K
period 1996-12-31
CHRYSLER CORP /DE
filed 1997-01-21
CIK 791269

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

                                   FORM 10-K

[X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
                   TITLE OF EACH CLASS                     WHICH REGISTERED
        ------------------------------------------   --------------------------
        Common Stock, $1.00 par value;               New York Stock Exchange
        Rights to Purchase Junior Participating      Chicago Stock Exchange
          Cumulative Preferred Stock,                Pacific Stock Exchange
          $1.00 par value                            Philadelphia Stock Exchange
        10.95% Debentures Due 2017                   New York Stock Exchange
        10.40% Notes Due 1999                        New York Stock Exchange
        Auburn Hills Trust Guaranteed
          Exchangeable Certificates Due 2020         New York Stock Exchange

    The Common Stock of the Registrant is listed for trading on the following additional stock exchanges:

        Montreal Stock Exchange                      Montreal, Quebec, Canada
        Toronto Stock Exchange                       Toronto, Ontario, Canada
        The Stock Exchange, London                   London, England
        Paris Stock Exchange                         Paris, France
        Elektronische Borse Schweiz EBS              Zurich, Switzerland
        Frankfurt Stock Exchange                     Frankfurt, Germany
        Tokyo Stock Exchange                         Tokyo, Japan
        Berlin Stock Exchange                        Berlin, Germany
        Munich Stock Exchange                        Munich, Germany
        Amsterdam Stock Exchange                     Amsterdam, Netherlands

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $23.19 billion as of December 31, 1996.

    The registrant had 702,580,708 shares of Common Stock outstanding as of December 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information in Chrysler Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CHRYSLER CORPORATION

                                   FORM 10-K
                                   ---------

                          YEAR ENDED DECEMBER 31, 1996

                                     INDEX
                                     -----

                                                                                             PAGE NO.
                                                                                             --------
PART I.
              Item 1.                                   Business...........................   3 - 18
              Item 2.                                   Properties.........................  18 - 19
              Item 3.                                   Legal Proceedings..................  19 - 21
              Item 4.                                   Submission of Matters to a Vote of
                                                        Security Holders...................       21
              Executive Officers of the
              Registrant(Unnumbered Item)               ...................................       22
PART II.
              Item 5.                                   Market for the Registrant's Common
                                                        Equity and Related Stockholder
                                                        Matters............................       23
              Item 6.                                   Selected Financial Data............       24
              Item 7.                                   Management's Discussion and
                                                        Analysis of Financial Condition and
                                                        Results of Operations..............  25 - 33
              Item 8.                                   Financial Statements and
                                                        Supplementary Data.................  34 - 70
              Item 9.                                   Changes in and Disagreements with
                                                        Accountants on Accounting and
                                                        Financial Disclosure...............       71
PART III.
              Items 10, 11, 12 and 13.                  (Incorporated by reference from
                                                        Chrysler Corporation's definitive
                                                        Proxy Statement which will be filed
                                                        with the Securities and Exchange
                                                        Commission, pursuant to Regulation
                                                        14A, not later than 120 days after
                                                        the end of the fiscal year)........       71
PART IV.
              Item 14.                                  Exhibits, Financial Statement
                                                        Schedules and Reports on Form
                                                        8-K................................  71 - 87
SIGNATURES.................................................................................  88 - 89

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

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

     Chrysler Corporation and its consolidated subsidiaries ("Chrysler") operate in two principal industry segments: Automotive Operations and Financial Services. Automotive Operations include the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Substantially all of Chrysler's automotive products are marketed through retail dealerships, most of which are privately owned and financed. Financial Services include the operations of Chrysler Financial Corporation and its consolidated subsidiaries ("CFC"), which are engaged principally in providing consumer and dealer automotive financing for Chrysler's products. Chrysler also participates in short-term vehicle rental activities through certain of its subsidiaries (the "Car Rental Operations"). Chrysler's principal executive offices are located at Chrysler World Headquarters, 1000 Chrysler Drive, Auburn Hills, Michigan 48326-2766. The telephone number of those offices is (810) 576-5741.

                             AUTOMOTIVE OPERATIONS
                             ---------------------

     Chrysler manufactures, assembles and sells cars and trucks under the brand names Chrysler, Dodge, Plymouth, Eagle and Jeep(R), and related automotive parts and accessories, primarily in the United States, Canada and Mexico ("North America"). Passenger cars are offered in various size classes and models. Chrysler produces trucks in pickup, sport-utility and van/wagon models, which constitute the largest segments of the truck market. Chrysler also purchases and distributes certain passenger cars manufactured in the United States by Mitsubishi Motors Corporation's ("MMC") subsidiary, Mitsubishi Motors Manufacturing of America ("MMMA").

     Although Chrysler currently sells most of its vehicles in North America, Chrysler also participates in other international markets through its wholly owned subsidiaries in Argentina, Brazil, Taiwan, Korea, Italy, France and Venezuela, a majority-owned distributor in Japan, a joint venture in Austria, and through minority-owned affiliates located in China, Egypt and Thailand. Chrysler sells vehicles and parts, and provides related services, to independent distributors and dealers in various other markets throughout the world.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, in 1996, Chrysler sold Electrospace Systems, Inc. and Chrysler Technologies Airborne Systems, Inc., which were principally engaged in the manufacture of defense electronics and aircraft modification, respectively, and represented substantially all of the operations of Chrysler Technologies Corporation ("CTC"), a wholly owned subsidiary of Chrysler. Also in 1996, Chrysler entered into an agreement to sell Pentastar Electronics, Inc. ("PEI"), which produces automatic test equipment for military applications and represented the remaining operations of CTC. The sale of PEI was completed on January 10, 1997. During the past several years, Chrysler has sold other such assets and businesses which were not related to its core automotive business, and is exploring the sale of other non-core assets and businesses in the near term.

NORTH AMERICAN OPERATIONS
-------------------------

     The automotive industry in North America is highly competitive with respect to a number of factors, including vehicle quality, pricing, development and introduction time, appearance, size, special options, distribution organization, warranties, reliability, safety, fuel economy, dealer service and financing terms. As a result, Chrysler's ability to increase vehicle prices and to use retail sales incentives effectively is significantly

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

NORTH AMERICAN OPERATIONS -- CONTINUED
--------------------------------------

affected by the pricing actions and sales programs of its principal competitors. Moreover, the introduction of new products by other manufacturers may adversely affect the market shares of competing products made by Chrysler. Recently, Chrysler has been very successful in bringing new products to market in greatly reduced vehicle development time. However, several of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to its competitors' offerings, substantial changes in consumer preferences, governmental regulations, or adverse economic conditions in North America.

     Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and to market its products successfully in an increasingly competitive environment. The success of Chrysler's new vehicles will depend on a number of factors, including general economic conditions, competition, consumer acceptance, product quality, new product development, the effect of governmental regulation and the strength of Chrysler's marketing and dealer networks. As both Chrysler and its competitors plan to introduce new products, Chrysler cannot predict the market shares its new products will achieve. Moreover, Chrysler is substantially committed to its product plans and would be adversely affected by events requiring a major shift in product development.

     Chrysler's principal competitors in North America are General Motors Corporation and Ford Motor Company. In addition, a number of foreign automotive companies, principally Toyota Motor Corporation, Honda Motor Co., Ltd. and Nissan Motor Co., Ltd., own and operate manufacturing and/or assembly facilities in North America ("transplants"), and there are a number of other foreign manufacturers that distribute automobiles and light-duty trucks in North America.

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

                                                                  YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------
                                                       1996      1995      1994      1993      1992
                                                       -----     -----     -----     -----     -----
                                                                (PERCENT OF TOTAL INDUSTRY)
U.S. Car Market Share(1):
-------------------------
  U.S. Manufacturers (Including Imports):
     General Motors.................................    32.3%     33.9%     34.0%     34.1%     34.6%
     Ford...........................................    20.3      20.7      21.6      22.1      21.6
     Chrysler.......................................     9.8       9.1       9.0       9.8       8.3
                                                       -----     -----     -----     -----     -----
       Total U.S. Manufacturers.....................    62.4      63.7      64.6      66.0      64.5
  Foreign-Based Manufacturers(2):
     Japanese.......................................    30.1      29.7      29.5      29.1      30.1
     All Other......................................     7.5       6.6       5.9       4.9       5.4
                                                       -----     -----     -----     -----     -----
       Total Foreign-Based Manufacturers............    37.6      36.3      35.4      34.0      35.5
                                                       -----     -----     -----     -----     -----
          Total.....................................   100.0%    100.0%    100.0%    100.0%    100.0%
                                                       =====     =====     =====     =====     =====
U.S. Truck Market Share(1)(3):
------------------------------
  U.S. Manufacturers (Including Imports):
     General Motors.................................    29.0%     29.9%     30.9%     31.4%     32.2%
     Ford...........................................    31.0      31.9      30.1      30.5      29.7
     Chrysler.......................................    23.3      21.3      21.7      21.4      21.1
     All Other......................................     1.9       2.0       2.0       1.9       1.8
                                                       -----     -----     -----     -----     -----
       Total U.S. Manufacturers.....................    85.2      85.1      84.7      85.2      84.8
  Foreign-Based Manufacturers(2):
     Japanese.......................................    12.8      12.7      13.5      13.2      13.9
     All Other......................................     2.0       2.2       1.8       1.6       1.3
                                                       -----     -----     -----     -----     -----
       Total Foreign-Based Manufacturers............    14.8      14.9      15.3      14.8      15.2
                                                       -----     -----     -----     -----     -----
          Total.....................................   100.0%    100.0%    100.0%    100.0%    100.0%
                                                       =====     =====     =====     =====     =====

                                                                  (IN THOUSANDS OF UNITS)
Unit Sales(1):
--------------
  U.S. Industry Retail Sales:
     Cars...........................................    8,527     8,635     8,990     8,518     8,214
     Trucks(3)......................................    6,929     6,481     6,421     5,681     4,904
                                                       ------    ------    ------    ------    ------
          Total.....................................   15,456    15,116    15,411    14,199    13,118
                                                       ======    ======    ======    ======    ======
  Chrysler U.S. Retail Sales (Including Fleet):
     Cars...........................................      833       786       812       834       680
     Trucks(3)......................................    1,618     1,378     1,392     1,214     1,033
                                                       ------    ------    ------    ------    ------
          Total.....................................    2,451     2,164     2,204     2,048     1,713
                                                       ======    ======    ======    ======    ======

-------------------------
(1) All U.S. retail sales data are based on publicly available information on manufacturers from the American Automobile Manufacturers Association and data on foreign company imports from Ward's Automotive Reports, a trade publication.

(2) "Foreign-Based Manufacturers" include imports and vehicles assembled and sold in the United States by foreign companies.

(3) U.S. truck retail sales and market share includes minivans.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

UNITED STATES -- CONTINUED
--------------------------

     Competition from foreign car and truck manufacturers, in the form of both exports to the United States and sales by transplants, is substantial. The market share for passenger cars sold in the United States (including transplants) by foreign-based manufacturers was 37.6 percent in 1996, compared to 36.3 percent in 1995. The market share for trucks sold in the United States (including transplants) by foreign-based manufacturers was 14.8 percent in 1996, compared to 14.9 percent in 1995. Vehicles assembled in the United States by Japanese manufacturers have significantly contributed to the market share obtained by foreign-based manufacturers. Japanese transplant sales accounted for approximately 21.8 percent of the U.S. passenger car market and 5.3 percent of the U.S. truck market in 1996, compared to 18.5 percent and 5.3 percent, respectively, in 1995.

     Chrysler's vehicle shipments in the United States in 1996 were 2,445,820 units, which represent 83 percent of Chrysler's 1996 worldwide shipments of 2,958,800 units. Chrysler's vehicle shipments in the United States in 1995 were 2,209,202 units, which represent 83 percent of Chrysler's 1995 worldwide shipments of 2,673,539 units.

CHRYSLER CANADA LTD.
--------------------

     Chrysler's consolidated subsidiary, Chrysler Canada Ltd. ("Chrysler Canada"), operates manufacturing and assembly facilities and sales and distribution networks in Canada. Chrysler Canada, whose operations are substantially integrated with Chrysler's U.S. operations, manufactures components and assembles minivans, large sedans, and full-size vans.

     In 1996 and 1995, Chrysler Canada shipped 690,948 and 540,493 vehicles, respectively, the majority of which were sold outside of Canada. Chrysler Canada's retail sales totaled 239,514 vehicles in 1996 and 225,122 vehicles in 1995, the majority of which were manufactured outside of Canada. Chrysler Canada's retail unit sales of cars accounted for 13.1 percent and 14.6 percent of the Canadian car market in 1996 and 1995, respectively. In 1996, retail unit sales of trucks accounted for 28.2 percent of the Canadian truck market compared with 25.8 percent in 1995. In 1996, Chrysler Canada ranked third in the Canadian industry in retail unit sales for both cars and trucks.

CHRYSLER DE MEXICO S.A.
-----------------------

     Chrysler's consolidated subsidiary, Chrysler de Mexico S.A. ("Chrysler Mexico"), operates manufacturing and assembly facilities in Mexico, producing vehicles and components for both Mexican and export markets. In addition, Chrysler Mexico provides certain major automobile components to Chrysler, including engines, transmissions and air conditioning condensers.

     Chrysler Mexico shipped 359,444 vehicles in 1996 and 207,004 vehicles in 1995. Of these totals, 36,283 vehicles and 26,503 vehicles were sold in Mexico in 1996 and 1995, respectively. Sales of vehicles exported to Mexico were 17,221 vehicles and 6,565 vehicles in 1996 and 1995, respectively.

     Chrysler Mexico's retail vehicle sales accounted for 14.4 percent of the Mexican car market and 20.1 percent of the Mexican truck market in 1996, compared with 14.5 percent and 17.7 percent, respectively, in 1995. Within the Mexican industry, Chrysler Mexico's retail unit sales ranked fifth in cars and third in trucks in 1996. Retail industry sales in Mexico are estimated to have been approximately 330,500 units in 1996, 232,600 units in 1995 and 618,900 in 1994. The decrease in retail industry sales in 1996 and 1995, compared with 1994, was primarily attributable to unfavorable economic conditions in Mexico, commencing with the devaluation of the Mexican peso in December 1994. Although Chrysler expects the economic conditions in Mexico to continue to improve in 1997, Chrysler cannot predict when Mexican automotive industry sales will return to predevaluation levels. Chrysler's operating results, when compared to operating

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

CHRYSLER DE MEXICO S.A. -- CONTINUED
------------------------------------

results prior to the devaluation of the peso, will continue to be adversely affected to the extent that the unfavorable economic conditions in Mexico continue.

INTERNATIONAL OPERATIONS
------------------------

     Outside of North America, the automotive industry consists of numerous manufacturers, with no single dominant producer. However, certain manufacturers account for a majority of total vehicle sales within specific countries. Many of the factors that impact sales volumes and profitability in the North American automotive market are also prevalent outside of North America.

     Chrysler shipments to markets outside of North America in 1996 were 187,057 units, an increase of 19,677 units or 12 percent from 1995. Retail sales in European markets in 1996 were 102,139 units, compared to 84,585 units in 1995. Retail sales in other world markets, primarily Japan, Taiwan and the Middle East, in 1996, were 119,896 units compared to 101,349 units in 1995. In addition, Chrysler exported 36,600 kits to worldwide affiliates for assembly in 1996, compared to 40,892 kits in 1995. The majority of the kits were Jeep products shipped to China, Indonesia and Venezuela.

     Chrysler's international operations are divided primarily into three regions: Europe, Asia/Pacific, and Latin America/Middle East/Africa.

EUROPE
------

     Outside of North America, Europe is the largest market for the sale of Chrysler vehicles. Chrysler's automotive operations in Europe consist primarily of manufacturing operations in Austria, where Jeep Grand Cherokees are assembled under an assembly contract with Steyr-Daimler-Puch Fahrzeugtechnik ("Steyr") and Chrysler Voyagers are assembled by Eurostar Automobilwerk Ges.mb.H & Co. KG ("Eurostar"), a joint venture between Chrysler and Steyr. Chrysler vehicles assembled in Austria are both sold in Europe and exported to other markets. Chrysler also exports finished vehicles produced in North America to independent distributors and to wholly owned distribution companies in Italy and France. During 1996, Chrysler established its wholly owned distribution companies in Italy and France and a European Headquarters Office in Brussels, Belgium.

ASIA/PACIFIC
------------

     Chrysler's automotive operations in the Asia/Pacific region include the assembly in China of Jeep Cherokees for distribution in China by Beijing Jeep Corporation, Ltd., a minority-owned joint venture. In addition, Chrysler has agreements for the assembly of right-hand-drive Jeep vehicles in Malaysia, Indonesia and Thailand. Chrysler sells vehicles in this region through wholly owned distributors in Taiwan and Korea, a majority-owned distributor in Japan, a joint-venture in Thailand and independent distributors and dealers.

LATIN AMERICA/MIDDLE EAST/AFRICA
--------------------------------

     Chrysler's operations in the Latin America/Middle East/Africa region include manufacturing facilities in Venezuela, where Chrysler Neons and Jeep Cherokees and Grand Cherokees are assembled, and wholly owned distribution companies in Brazil, Argentina and Venezuela. Chrysler also has a minority interest in a company with assembly facilities in Egypt. Chrysler sells vehicles in this region through its wholly owned distribution companies and through independent distributors and dealers. During 1996, Chrysler began construction of a manufacturing facility in Argentina, where Jeep Cherokees and Grand Cherokees will be assembled beginning in 1997 for sale in South America. In addition, in January 1997, Chrysler entered into an agreement to form a joint venture with Bayerische Motoren Werke ("BMW") to manufacture a small

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

INTERNATIONAL OPERATIONS -- CONTINUED
-------------------------------------

LATIN/AMERICA/MIDDLE EAST/AFRICA -- CONTINUED
---------------------------------------------

gasoline engine for use in vehicles of both Chrysler and a subsidiary of BMW. Also, in 1997, Chrysler will begin construction of a manufacturing facility in Brazil, where Dodge Dakota pickup trucks will be assembled.

INTERNATIONAL STRATEGY
----------------------

     Chrysler's international expansion strategy is based primarily on the integration of international and North American product development which enables Chrysler to satisfy market demands for right-hand-drive versions shortly after left-hand-drive versions debut in the U.S. At the end of 1996, five right-hand-drive models (Chrysler Neon and Voyager, and Jeep Cherokee, Grand Cherokee and Wrangler) were available for sale in certain international markets. Also as part of its international expansion strategy, Chrysler expects to continue to focus on growth opportunities in major markets in Western Europe, Japan and China and explore developing markets in South America, Eastern Europe and the Asia-Pacific region. New manufacturing and joint venture operations could be established if market conditions, sales levels and profitability opportunities are consistent with Chrysler's corporate objectives.

     Although it sells products and sources components internationally, Chrysler presently does not have significant risks related to changes in currency exchange rates because its business is primarily conducted in the United States. When Chrysler sells vehicles or purchases components outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. The primary foreign currencies in which Chrysler conducts such transactions are the German mark, French franc, Japanese yen, Canadian dollar, Mexican peso, Taiwan dollar, Austrian schilling, British pound, Spanish peseta, Italian lira, Swiss franc, Dutch guilder and Belgian franc. To the extent possible, sales and purchases in specific currencies are offset against each other. In addition, Chrysler periodically initiates hedging activities by entering into currency exchange agreements, consisting primarily of currency forward contracts and purchased currency options, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. Chrysler also utilizes written currency options to effectively close out existing purchased currency options. At December 31, 1996, Chrysler had currency exchange agreements for the following primary foreign currencies: German mark, French franc, Japanese yen, British pound, Swiss franc, Dutch guilder and Belgian franc. Chrysler's operating results are affected by changes in currency exchange rates during the period in which transactions are executed, to the extent that hedge coverage does not exist. However, the impact of any changes in currency exchange rates on unhedged transactions is not expected to be material to Chrysler's operating results or financial position.

     Chrysler does not use derivative financial instruments for trading purposes. Chrysler's hedging activities are based upon purchases and sales which are exposed to foreign currency risk. The currency exchange agreements which provide hedge coverage typically mature within three years of origination, consistent with the underlying purchase or sales commitment. These hedging instruments are periodically modified as existing commitments are fulfilled and new commitments are made. Chrysler's management believes that its hedging activities have been effective in reducing Chrysler's limited risks related to currency exchange fluctuations.

SEGMENT INFORMATION
-------------------

     Industry segment and geographic area data for 1996, 1995 and 1994 are summarized in Part II, Item 8, Notes to Consolidated Financial Statements, Note 19.

SEASONAL NATURE OF BUSINESS
---------------------------

     Reflecting retail sales fluctuations of a seasonal nature, production varies from month to month in the automotive business. In addition, the changeover period related to model-year introductions has traditionally

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

SEASONAL NATURE OF BUSINESS -- CONTINUED
----------------------------------------

occurred in the third quarter of each year. Accordingly, third-quarter operating results are generally less favorable than those in the other quarters of the year.

AUTOMOTIVE PRODUCT INTRODUCTIONS
--------------------------------

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

     For the 1996 model year, the Chrysler Sebring convertible, which utilizes "cab-forward" styling in a convertible model, was added to Chrysler's product lineup. This two-door coupe competes in the mid-specialty segment.

     Despite its classification as a truck, the Dodge Caravan, which was introduced in 1995, was named the Motor Trend Car of the Year in 1996. Chrysler held 46.8 percent and 42.1 percent of the U.S. minivan segment in 1996 and 1995, respectively. In spite of increased competition in this segment, retail sales of Chrysler minivans in the United States were 538,807 in 1996, compared to 493,997 in 1995.

     In January 1996, Chrysler announced its intent to produce the Plymouth Prowler convertible as a 1997 1/2 model unique to the Plymouth brand. The Prowler draws on the heritage of "street rods" for its retro-styling cues, but offers all the technology and customer convenience of a 1990s production car. As a small volume niche vehicle, the Prowler will serve as a technology test bed for aluminum body and chassis applications.

     Chrysler began production of a substantially redesigned Jeep Wrangler in January 1996. It includes an all-new suspension, front and rear, an all-new interior with an integrated instrument panel, and improved front and rear passenger accommodations, while maintaining Wrangler's traditional exterior styling and rugged appearance. Also included are driver and passenger airbags. The Wrangler was named 4-Wheel & Off-Road magazine's 1997 4X4 of the Year.

     In March 1996, Chrysler launched the new Viper GTS, a coupe version of the original Viper roadster which was the first vehicle developed under Chrysler's platform team system.

     In July 1996, Chrysler began production of a major renewal of the Dodge Dakota pickup truck featuring an all-new frame and chassis. The Dakota received Off-Road magazine's 1997 Truck of the Year award and Four Wheeler magazine's 1997 Pickup Truck of the Year award.

     For the 1998 model year, Chrysler intends to introduce a completely redesigned Chrysler Concorde and Dodge Intrepid as successor models to the cars that began Chrysler's distinctive "cab-forward" passenger car designs. No major body components are carried over from the previous models, and virtually no exterior sheet metal, instrument panels, or major interior trim are shared between the two cars.

     Also new for the 1998 model year is the Dodge Durango, a compact sport-utility vehicle. The Durango is the first compact sport-utility vehicle to offer optional eight-passenger seating.

AUTOMOTIVE MARKETING
--------------------

     New passenger cars and trucks are sold at retail by dealers who have sales and service agreements with Chrysler. The dealers purchase cars, trucks, parts and accessories from Chrysler for sale to retail customers. In the United States, Chrysler had 4,612 dealers at December 31, 1996, compared with 4,652 at December 31, 1995. Chrysler Canada had 598 dealers at December 31, 1996, compared with 609 dealers at December 31, 1995.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

AUTOMOTIVE MARKETING -- CONTINUED
---------------------------------

     The quality and strength of Chrysler's dealer organization will have an important impact on future sales. Chrysler maintains programs to provide dealership operating capital through equity investments where sufficient private capital is not available. The programs anticipate that the dealer receiving such assistance will eventually use its share of the dealership profits to purchase Chrysler's equity investment. Chrysler's equity interest in U.S. and Canadian dealerships totaled $17 million in 43 dealerships as of December 31, 1996, compared with $22 million in 51 dealerships as of December 31, 1995.

     Chrysler continues to focus on quality customer service. A customer satisfaction survey process provides Chrysler and its franchised dealers continuous customer feedback regarding dealer sales, service and parts operations. In addition, the Chrysler Customer Center is designed to promote customer satisfaction and communicate customer concerns to dealers and internally to vehicle platform teams.

MANUFACTURED AND PURCHASED PRODUCTS, COMPONENTS AND MATERIALS
-------------------------------------------------------------

     Chrysler continues to focus on its core automotive business. Chrysler manufactures most of its requirements for engines, transmissions and transaxles, certain body stampings, electronic components, and fabricated glass parts.

     Chrysler purchases materials, parts and other components from numerous unaffiliated suppliers. Chrysler used approximately 1,050 suppliers of productive materials in 1996, compared to approximately 1,150 used in 1995. Interruptions in production or delivery of these productive materials could adversely affect Chrysler. Chrysler purchases a larger portion of its productive materials from unaffiliated suppliers than do its principal competitors and expects to continue purchasing its requirements for these items rather than manufacturing them.

MITSUBISHI MOTORS CORPORATION
-----------------------------

     As a result of relatively low sales volumes in recent years, Chrysler and Mitsubishi Motors Corporation ("MMC") agreed in 1996 to terminate the United States Distribution Agreement ("USDA") under which Chrysler imported and distributed selected models of passenger cars manufactured by MMC in Japan. A similar distribution agreement covering the Canadian market was also terminated in 1996. During 1996 and 1995, Chrysler sold 4,692 and 14,823 MMC-manufactured vehicles in the United States, respectively, representing less than one percent of Chrysler's U.S. retail vehicle sales in each year. Chrysler will continue to purchase 2.5-liter and 3.0-liter V-6 engines from MMC for use in certain minivans and other vehicles through the 1999 model year. Chrysler purchased approximately 308,000 such engines during 1996, compared to 372,000 engines in 1995.

     Mitsubishi Motors Manufacturing of America ("MMMA") produces small sporty cars in the United States for Chrysler and Mitsubishi Motor Sales of America. Pursuant to a distribution agreement that terminates in July 1999, Chrysler retains the right to purchase vehicles up to a specific maximum allocation that has been agreed to by the parties for each model year. In addition, Chrysler will provide engines and transmissions for use in certain MMMA vehicles. Chrysler's sales of MMMA-manufactured vehicles in 1996 and 1995 represented 3.3 and 3.7 percent, respectively, of Chrysler's U.S. retail vehicle sales volume in each period.

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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION
---------------------

     Various governmental standards and regulations relating to emissions controls, fuel economy, safety and recalls are applicable to new motor vehicles, engines and equipment manufactured for sale in the United States, Canada, Europe and other countries. In addition, Chrysler's assembly, manufacturing and other operations are subject to substantial environmental regulation.

VEHICLE REGULATION
------------------

     Fuel economy, safety and emissions regulations and standards applicable to motor vehicles have been issued from time to time under a number of federal statutes, including the National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act"), the Clean Air Act, Titles I and V of the Motor Vehicle Information and Cost Savings Act and the Noise Control Act of 1972. In addition, the State of California has promulgated exhaust emission standards, some of which are more stringent than the federal standards. Other states that have areas with air quality problems are permitted, under the Clean Air Act, to adopt vehicle emissions standards identical to those adopted by the State of California. The States of New York, Massachusetts, Connecticut, Maine, Rhode Island and New Jersey have adopted California standards with various effective dates, and a few other states are considering similar action. Federal courts have generally upheld New York and Massachusetts' adoption of the California standards.

Vehicle Emissions Standards

     Under the Clean Air Act, auto manufacturers are required, among other things, to significantly reduce emissions from automobiles and light trucks and are obligated to recall vehicles for failure to meet emission standards for a period of ten years or 100,000 miles, whichever occurs first. The Clean Air Act also requires full implementation of on-board diagnostic systems ("OBD") on 1996 model year light-duty vehicles. California has its own OBD requirements which are more stringent than the federal requirements. The Clean Air Act imposes standards for model years through 2003 that require further significant reductions in motor vehicle emissions and directs the U.S. Environmental Protection Agency ("EPA") to study the need for much more stringent emissions standards beginning as early as the 2004 model year. Recently, the EPA reviewed the federal test procedure used to measure vehicle tailpipe emissions and has imposed additional test requirements that increase both the stringency of the test and the related standard. Chrysler is actively pursuing the development of flexible fuel vehicles capable of operating on both gasoline and either methanol or ethanol blend fuels, as well as the development of vehicles capable of operating on compressed natural gas, liquid petroleum gas or electricity.

     The California Air Resources Board ("CARB") has received federal approval, pursuant to the Clean Air Act, for its Low Emission Vehicle Program for a series of passenger car and light truck emission standards that are more stringent than those prescribed by the Clean Air Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low-emission vehicles. Included in this program was a requirement that a specified percentage of each manufacturer's California light-duty production volume, beginning at two percent in 1998 and increasing to ten percent in 2003, be zero-emission vehicles ("ZEVs") that produce no tailpipe or evaporative emissions of regulated pollutants. On March 29, 1996, the CARB repealed the ZEV mandate for model years 1998 - 2002. Chrysler and six other major vehicle manufacturers have entered into a voluntary agreement with the CARB involving market-based action, continued research and development on ZEVs, and a ZEV demonstration program in California through the 2002 model year. Chrysler also has entered into a consortium of vehicle manufacturers, electric utilities and the U.S. Department of Energy to develop new battery technology for use in electric vehicles which would qualify as ZEVs and has built a limited number of experimental prototype electric vehicles using existing advanced battery technology. Development of an electric vehicle that meets consumer demands and is commercially viable will require further intensive research. Electric vehicles using current

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
-----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

VEHICLE REGULATION -- CONTINUED
-------------------------------

Vehicle Emissions Standards -- Continued

lead-acid battery technology would have a range of less than 100 miles under optimal conditions and a greatly reduced range in lower temperatures, require a recharge time of up to eight hours, lack substantial infrastructure support for battery recharging and cost significantly more than conventional vehicles.

     On December 19, 1994, the Administrator of the EPA responded to a petition filed by the Ozone Transport Commission ("OTC"), a group of 12 Northeast states and the District of Columbia. The response held that the states comprising the OTC must either adopt the California vehicle emissions standards or a 49 state program advocated by the American Automobile Manufacturers Association ("AAMA") (of which Chrysler is a member) and the Association of International Automobile Manufacturers ("AIAM"). The Administrator's decision does not require the states that adopt California's general vehicle emission standards to adopt California's ZEV requirement, but permits the states to adopt the ZEV requirement if they elect to do so. Only New York and Massachusetts have unconditionally adopted the California ZEV requirements, although Maine has also adopted the ZEV requirements subject to conditions which have not yet been met. The EPA issued a Notice of Proposed Rulemaking on October 10, 1995, detailing a voluntary 49 state National Low Emission Vehicle ("NLEV") Program which might form the basis of a 49 state program of the type advocated by AAMA and AIAM. Negotiations relating to the NLEV program are ongoing.

     Canada, Mexico, countries comprising the European Union and other countries also have vehicle emissions standards. In Canada, vehicle emissions standards generally parallel U.S. standards, whereas in Mexico the standards are generally less stringent than U.S. standards. However, it is likely that more stringent standards paralleling U.S. or California vehicle emissions standards will be adopted in Mexico in the future. In the European Union and other countries, vehicle emissions standards are generally no more restrictive than U.S. standards.

Vehicle Fuel Economy

     The Motor Vehicle Information and Cost Savings Act, as amended by the Energy Policy and Conservation Act, requires vehicle manufacturers to provide vehicles that comply with federally mandated Corporate Average Fuel Economy ("CAFE") standards. Under this Act, a manufacturer earns credits for exceeding the applicable fuel economy standards; however, fuel economy credits earned on cars may not be used for trucks. Failure to meet the average fleet fuel economy standards can result in the imposition of penalties unless a manufacturer has sufficient fuel economy credits from the preceding three years or projects that it will generate sufficient credits over the succeeding three years. Chrysler is in substantial compliance with passenger car CAFE requirements and anticipates continued compliance with such requirements. Chrysler anticipates compliance with light-duty truck CAFE through the use of carryback and carryforward credits. A substantial increase in demand for larger light-duty trucks could jeopardize Chrysler's ability to comply with light-duty truck CAFE and require Chrysler to take additional steps to assure compliance. In addition, the Energy Tax Act of 1978 imposes a graduated "Gas Guzzler" tax on automobiles with a fuel economy rating below specified levels. Chrysler cannot control or predict with certainty, its ability to meet increased CAFE standards, as such standards are contingent upon various future economic, legislative and regulatory factors. If Chrysler could not meet new CAFE standards, it would be subject to sizeable civil penalties and could result in the closure of plants and a restriction in product offerings to remain in compliance.

     From time to time there have been federal legislative and administrative initiatives that would increase CAFE standards from their current levels. In addition, the National Highway Traffic Safety Administration

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

VEHICLE REGULATION -- CONTINUED
-------------------------------

Vehicle Fuel Economy -- Continued

("NHTSA") has initiated rulemaking to set more stringent light truck CAFE standards through the 2006 model years. The current global climate change or global warming debate is providing an impetus to more stringent CAFE standards. The U.S. government is developing policy options to reduce greenhouse gases. These options may include more stringent CAFE standards, as well as other options that may adversely impact the auto industry. A significant increase in CAFE requirements would be costly to Chrysler and could result in significant restrictions on the products Chrysler offers.

Vehicle Safety

     Under the Safety Act, NHTSA is required to establish federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. NHTSA has announced its intention to upgrade certain existing standards and to establish additional standards in the future. Chrysler expects to be able to comply with those standards.

     In Canada, safety standards generally parallel U.S. standards. While European safety standards vary from U.S. standards, Chrysler does not anticipate any compliance problems.

Vehicle Recalls

     Under the Clean Air Act, the EPA may require manufacturers to recall and repair vehicles that fail to meet emission standards established under that Act. Similarly, the Act authorizes the State of California to require recalls for vehicles that fail to meet its emissions standards.

     The Safety Act authorizes NHTSA to investigate reported vehicle problems and to order a recall if it determines that a safety-related defect exists. NHTSA conducted an engineering analysis of the rear liftgate latches in Chrysler's minivans built during the 1984-1995 model years (approximately four million vehicles) as a result of allegations that some latches open during collisions. On October 25, 1995, NHTSA closed this investigation and announced that it was satisfied with Chrysler's voluntary service action to replace the latches in these minivans. Chrysler began its latch replacement service action in September 1995 and expects to complete it by mid-1997.

     Chrysler also agreed to recall approximately 360,000 vehicles for diagnosis and repair, if necessary, of antilock brake systems ("ABS"). The vehicles included are certain 1991 through 1993 minivans, 1990 through 1993 Dodge Dynasty, Chrysler New Yorker and Imperial models and 1989 through 1991 Jeep Cherokee and Wagoneer models. Under certain conditions the ABS function can be lost and reduced power assist may be experienced. The recall is expected to be completed in 1997.

     NHTSA has filed a lawsuit in the U.S. District Court for the District of Columbia to compel Chrysler to recall approximately 90,000 Cirrus and Stratus vehicles built during the 1995 model year. NHTSA has alleged that these vehicles failed the agency's compliance testing under Standard 210 which sets the strength requirements for rear seat belt assembly anchorages. Chrysler believes that the anchors satisfy the standard and that NHTSA tested the vehicles in a manner that is not specified in its regulations or test procedures. A decision is expected in the third quarter of 1997.

     An increase in the incidence of air bag related fatalities in low speed crashes, particularly among small children, has prompted NHTSA to propose changes in the occupant crash protection safety standards. In December 1996, NHTSA issued a Notice of Proposed Rulemaking that would permit manufacturers to depower all air bags in current vehicles and future production so that they "inflate less aggressively", thereby

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

VEHICLE REGULATION -- CONTINUED
-------------------------------

Vehicle Recalls -- Continued

reducing the likelihood of injury. Both houses of Congress have also held hearings to consider legislative solutions to the problem. Chrysler is actively participating in these proceedings and providing technical support in an effort to develop promptly the most effective means of promoting the safe use of passive restraints.

     In addition, Chrysler has provided the owners of all of its air bag equipped vehicles with advice on avoiding air bag injury, including reference to seat belt usage and proper seating locations for children. Further, Chrysler has undertaken a separate educational campaign directed at child-care providers and elementary school teachers and their students.

     Chrysler's emissions and safety-related recall costs vary widely from year to year, and could be significant in future periods, depending on the corrective action required to remedy a particular condition and the number of vehicles involved.

STATIONARY SOURCE REGULATION
----------------------------

     Chrysler's assembly, manufacturing and other operations are subject to substantial environmental regulation under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Pollution Prevention Act of 1990 and the Toxic Substances Control Act, as well as a substantial volume of state legislation paralleling and, in some cases, imposing more stringent obligations than the federal requirements. These regulations impose severe restrictions on air and water-born discharges of pollution from Chrysler facilities, the handling of hazardous materials at Chrysler facilities and the disposal of wastes from Chrysler operations. Chrysler is faced with many similar requirements in its operations in Europe and Canada and is facing increased governmental regulation and environmental enforcement in Mexico.

     While Chrysler is unable to predict the exact level of expenditures that will be required to develop and implement new technology in its facilities, since federal and state requirements are not fully defined, Chrysler expects its capital requirements for the period 1997 through 2001 will be approximately $450 million. Of this total, Chrysler estimates that approximately $75 million will be spent in 1997 and approximately $95 million in 1998. Substantially all of these expenditures are included in Chrysler's planned disbursements for new product development and the acquisition of productive assets over the 1997 to 2001 period. In addition, the extensive federal-state permit program established by the Clean Air Act may reduce operational flexibility and cause delays in upgrading Chrysler's production facilities in the United States.

Clean Air Act

     Pursuant to the Clean Air Act, states are required to amend their implementation plans to require more stringent limitations and other controls on the quantity of pollutants which may be emitted into the atmosphere to achieve national ambient air quality standards established by the EPA. In addition, the Clean Air Act requires reduced emissions of substances that are classified as hazardous, toxic or that contribute to acid deposition, imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states, and expands federal authority to impose severe penalties and criminal sanctions. The Clean Air Act also allows states to adopt standards more stringent than those required by the Act. Most recent reports filed with the EPA pursuant to the Superfund Amendments and Reauthorization Act of 1986 indicate that, for calendar year 1995, releases and emissions of chemicals and toxins by Chrysler were reduced

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

STATIONARY SOURCE REGULATION -- CONTINUED
-----------------------------------------

Clean Air Act -- Continued

by more than 80 percent from comparable 1987 levels, even though vehicle production increased more than four percent during this period.

     The EPA has undertaken review of the National Ambient Air Quality Standards for Ozone and Particulate Matter. The EPA is expected to increase the stringency of both standards and further define strategies needed to attain the new standards. Increased pressure to further control emissions from motor vehicles and manufacturing facilities is expected. Implementation is likely to occur over the next several years.

Environmental Matters

     The EPA and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 107 sites involved in the foregoing matters at December 31, 1996. Chrysler may also incur remediation costs at an additional 44 of its active or deactivated facilities. Chrysler's reserves for these environmental matters totaled $238 million and $271 million as of December 31, 1996 and 1995, respectively. Chrysler periodically evaluates and revises estimates for environmental liabilities based on expenditures against established reserves and the availability of additional information.

     Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any resulting adjustment should not materially affect its consolidated financial position.

                               FINANCIAL SERVICES
                               ------------------

     CFC, Chrysler's wholly owned subsidiary, is a financial services organization that provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance and dealership facility development and management, primarily for Chrysler dealers and their customers. CFC, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926.

     CFC's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others include securitized automotive receivables and retail leases. At

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

FINANCIAL SERVICES -- CONTINUED
-------------------------------

December 31, 1996, receivables serviced for others accounted for 71 percent of CFC's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                                                                      DECEMBER 31
                                                  ---------------------------------------------------
                                                   1996       1995       1994       1993       1992
                                                  -------    -------    -------    -------    -------
                                                               (IN MILLIONS OF DOLLARS)
Automotive.....................................   $36,858    $35,696    $29,962    $25,011    $22,481
Nonautomotive..................................     2,204      2,391      2,775      3,251      7,657
                                                  -------    -------    -------    -------    -------
Total financing................................   $39,062    $38,087    $32,737    $28,262    $30,138
                                                  =======    =======    =======    =======    =======

     Due to the significant and increasing portion of CFC's business that relates to Chrysler, lower levels of production and sales of Chrysler automotive products would likely result in a reduction in the level of finance operations of CFC.

Automotive Financing

     CFC is the major source of wholesale and retail financing for Chrysler vehicles throughout North America. CFC also offers dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies independent of, and affiliated with, Chrysler. The automotive financing operations of CFC are conducted through 29 zone offices in the United States and Canada (Chrysler Credit Canada Ltd.). During 1996, CFC expanded into international markets by opening offices in Belgium, France, Italy and Japan.

     During 1996, CFC financed or leased approximately 790,000 new and used vehicles at retail in the United States, including approximately 485,000 new Chrysler passenger cars and light-duty trucks, representing 20 percent of Chrysler's U.S. retail and fleet deliveries. During 1996, CFC financed or leased approximately 83,000 vehicles at retail in Canada, including approximately 77,000 new Chrysler cars and trucks representing 32 percent of Chrysler's Canadian retail and fleet deliveries. The average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $370 in 1996. The average new contract balance was $19,954 and the average original term was 54 months. CFC also financed approximately 1,771,000 and 157,000 new Chrysler passenger cars and light-duty trucks at wholesale in the U.S. and Canada, respectively, representing 72 percent and 67 percent of Chrysler's U.S. and Canadian vehicle shipments, respectively, in 1996.

Nonautomotive Financing

     CFC conducts its nonautomotive finance business through its subsidiary, Chrysler Capital Corporation. At December 31, 1996, the nonautomotive receivables managed throughout the United States consisted of $0.2 billion of commercial loans and leases and $2.0 billion of leveraged leases.

Automotive Insurance

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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

FINANCIAL SERVICES -- CONTINUED
-------------------------------

Automobile Dealership Management -- Continued

options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1996, Chrysler Realty controlled 824 sites (of which 259 were owned by Chrysler Realty).

Funding

     Receivable sales are a significant source of funding. Net proceeds from the sale of automotive retail receivables were $8.1 billion during 1996 compared to $6.5 billion in 1995. Securitization of revolving wholesale account balances provided funding which aggregated $6.8 billion and $6.7 billion at December 31, 1996 and 1995, respectively. During 1996, CFC issued $1.2 billion of term debt (primarily medium-term notes) and repaid term debt of $2.0 billion.

     During the second quarter of 1996, CFC entered into new revolving credit facilities which replaced its existing U.S. and Canadian credit facilities. The new facilities, which total $8.0 billion, consist of a $2.0 billion facility expiring in April 1997 and a $6.0 billion facility expiring in April 2001. As of December 31, 1996, no amounts were outstanding under these facilities.

     CFC's primary market risks include: fluctuations in interest rates, variability in interest rate spread relationships (i.e., Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and exchange rate variability for foreign debt issuances. Sensitivity of earnings to changing interest rates, variability in spread relationships and mismatches of repricing intervals has been managed by entering into securitization transactions and the issuance of debt obligations with appropriate price and term characteristics. Derivative financial instruments, which primarily consist of interest rate swaps, are utilized to reduce the exposure to market risks and manage funding costs. Exposure to variability in foreign exchange rates is mitigated through the use of currency exchange agreements on foreign debt. CFC does not use derivative financial instruments for trading purposes.

     CFC's outstanding debt at the end of each of the five most recent years was as follows:

                                                                      DECEMBER 31
                                                   --------------------------------------------------
                                                    1996       1995       1994       1993      1992
                                                   -------    -------    -------    ------    -------
                                                                (IN MILLIONS OF DOLLARS)
Short-term notes (primarily commercial paper)...   $ 2,616    $ 2,435    $ 4,315    $2,772    $   352
Bank borrowings under revolving credit
  facilities....................................        --         --         --        --      5,924
Bank borrowings -- International................        90         --         --        --         --
Senior term debt................................     8,435      9,234      6,069     5,139      4,436
Subordinated term debt..........................        --         --         27        77        585
Other borrowings................................       104        100        260       447        455
                                                   -------    -------    -------    ------    -------
Total...........................................   $11,245    $11,769    $10,671    $8,435    $11,752
                                                   =======    =======    =======    ======    =======

                             CAR RENTAL OPERATIONS

     Through its Pentastar Transportation Group, Inc. ("Pentastar") subsidiary, Chrysler owns Thrifty Rent-A-Car System, Inc. ("Thrifty") and Dollar Rent A Car Systems, Inc. ("Dollar"). Both Thrifty and Dollar are engaged in leasing vehicles to independent businesses they have licensed to use their trade names, systems and technologies in the daily rental of cars for business, personal and leisure use. They also maintain and operate a number of their own locations.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler, in September 1994, sold Snappy Car Rental, Inc., which was engaged in renting automobiles on a short-term

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

CAR RENTAL OPERATIONS -- CONTINUED
----------------------------------

basis. In 1996, Chrysler committed to a plan of disposal for Thrifty. For further information regarding Thrifty, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 15.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

     For the years ended December 31, 1996, 1995 and 1994, Chrysler spent $1.6 billion, $1.4 billion, and $1.3 billion, respectively, for company-sponsored research and development activities. These activities relate to the development of new products and services and the improvement of existing products and services, as well as compliance with standards that have been and are being promulgated by the government.

                                   EMPLOYEES
                                   ---------

     At December 31, 1996, Chrysler had a total of approximately 126,000 employees worldwide. Of this total, approximately 74,000 hourly workers and 26,000 salaried workers were employed in the United States and 13,000 hourly workers and 2,000 salaried workers were employed in Canada. In the United States and Canada, approximately 97 percent of Chrysler's hourly employees and 24 percent of its salaried employees are represented by unions. Of these represented employees, 97 percent of hourly and 90 percent of salaried employees are represented by the United Automotive, Aerospace, and Agricultural Implement Workers of America ("UAW") or the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW").

     In 1996, Chrysler negotiated three-year national agreements with the UAW and CAW in the United States and Canada, respectively, without an interruption of production. The UAW and CAW contracts provide for essentially the same level of wages and benefits as Chrysler's major domestic competitors. In addition, the local plant agreements at all of Chrysler's major production facilities have been settled.

     Chrysler's pension plans, group life, and health care benefits for active and retired employees generally follow the structure of benefits common to the automotive industry. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 for further information on pension plans and nonpension postretirement benefits.

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

ITEM 2. PROPERTIES -- CONTINUED                              PART I -- CONTINUED
        -----------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

     Chrysler's manufacturing plants include a foundry, machining plants, metal stamping plants, engine plants, transmission plants, electronic parts plants, air conditioning equipment plants, glass fabricating plants and other component parts plants. In addition to Michigan, manufacturing plants in the United States are located in Alabama, Indiana, New York, Ohio and Wisconsin.

     Chrysler's U.S. passenger car assembly plants are located in Sterling Heights and Detroit, Michigan; and Belvidere, Illinois. The U.S. truck assembly plants are located in Warren and Detroit, Michigan; Fenton, Missouri; Toledo, Ohio; and Newark, Delaware. Parts depots, warehouses and sales offices are situated in various sections of the United States, while Chrysler's principal engineering and research facilities and its general offices are located in Auburn Hills, Michigan.

     Automotive properties outside the U.S. are owned or leased principally by Chrysler Canada and Chrysler Mexico. Other manufacturing and assembly plants of subsidiaries outside the U.S. are located in Austria and Venezuela.

     In the opinion of management, Chrysler's properties include facilities which are suitable and adequate for the conduct of its present assembly and component plant requirements. The annual productive capacity of Chrysler's worldwide automotive operations was approximately 3.2 million units in 1996, compared to 2.9 million units in 1995. Chrysler's worldwide assembly plants operated at 90 percent of capacity in 1996, compared to 86 percent of capacity in 1995 (with capacity determined based on a maximum overtime assumption). Capacity utilization in 1996 was higher than 1995 primarily as a result of the changeover and launch of Chrysler's all-new minivans during 1995 and increased production efficiencies.

                               FINANCIAL SERVICES
                               ------------------

     CFC conducts its business through 33 offices in various states throughout the United States, 4 offices in Canada, and 4 offices in Belgium, France, Italy and Japan, all of which are leased by CFC. In addition, at December 31, 1996, a total of 259 automobile dealership properties, generally consisting of land and improvements, were owned by a subsidiary of CFC and leased primarily to Chrysler franchised dealers.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     Chrysler and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures. Chrysler believes that each of the product and environmental proceedings described below constitutes ordinary routine litigation incidental to the business conducted by Chrysler. See also Part II, Item 8, Notes to Consolidated Financial Statements, Note 9.

PRODUCT MATTERS
---------------

     Many of the legal proceedings seek damages for personal injuries claimed to have resulted from alleged defects in the design or manufacture of products distributed by Chrysler. The complaints filed in those matters specify approximately $934 million in compensatory and $971 million in punitive damages in the aggregate as of December 31, 1996. These amounts represent damages sought by plaintiffs and, therefore, do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve those matters. Further, many complaints do not specify a dollar amount of damages or specify only the jurisdictional minimum. These amounts may vary significantly from one period to the next depending on the number of new complaints filed or pending cases resolved in a given period.

     Numerous complaints seek damages for personal injuries sustained in accidents involving alleged rollovers of Jeep CJ vehicles. These complaints represent approximately $280 million of the compensatory and

ITEM 3. LEGAL PROCEEDINGS -- CONTINUED                       PART I -- CONTINUED
        ------------------------------

PRODUCT MATTERS -- CONTINUED
----------------------------

$725 million of the punitive damages specified above. Pursuant to an indemnification agreement with Chrysler, Renault has agreed to indemnify Chrysler against a portion of certain costs arising from accidents involving alleged Jeep CJ vehicle rollovers that occurred between April 1, 1985 and March 31, 1994.

     Many of the remaining complaints seek compensatory and punitive damages for personal injuries sustained in accidents involving alleged defects in occupant restraint systems, seats, heater cores, liftgate latches, or various other components in several different vehicle models. Some complaints seek repair of the vehicles or compensation for the alleged reduction in vehicle value.

     The Federal District Court in San Francisco entered a judgment approving the previously reported settlement of certain class action lawsuits involving rear liftgate latches in Chrysler's minivans built during the 1984-1995 model years (see page 16 of the 1995 Annual Report on Form 10-K). An appeal of that judgment by certain class members is pending with the Federal Court of Appeals for the Ninth Circuit.

     Two previously reported class action lawsuits alleging defects in the antilock braking systems found in certain model year vehicles are pending. Chrysler announced a voluntary recall in 1996 to test and, if necessary, repair one of the systems referenced in those lawsuits. An additional class action lawsuit was filed in November 1996 containing similar allegations. The lawsuits seek compensatory and punitive damages, restitution, repair and/or profits from vehicle sales.

     Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that the final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any resulting adjustment should not materially affect its consolidated financial position.

ENVIRONMENTAL MATTERS
---------------------

     The EPA and various state agencies have notified Chrysler that it may be a PRP for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the CERCLA and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 107 sites involved in the foregoing matters at December 31, 1996. Chrysler may also incur remediation costs at an additional 44 of its active or deactivated facilities. Chrysler's reserves for these environmental matters totaled $238 million and $271 million as of December 31, 1996 and 1995, respectively. Chrysler periodically evaluates and revises estimates for environmental reserves based on expenditures against established reserves and the availability of additional information.

     As previously reported, the Indiana Department of Environmental Management initiated an administrative proceeding in August 1985 alleging improper disposal of waste at a facility in Indianapolis. This proceeding, which seeks to require Chrysler to conduct a site assessment and undertake remedial action, may result in the imposition of civil penalties in excess of $100,000.

     The previously reported lawsuit filed by the State of Wisconsin in February 1995 against Chrysler Outboard Corporation, a Chrysler subsidiary subsequently merged into Chrysler, alleging improper disposal of hazardous waste in 1969 was dismissed in 1996.

     Estimates of future expenditures in connection with these environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies and the apportionment and collectibility of remediation costs

ITEM 3. LEGAL PROCEEDINGS -- CONTINUED                       PART I -- CONTINUED
        ------------------------------

ENVIRONMENTAL MATTERS -- CONTINUED
----------------------------------

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

OTHER MATTERS
-------------

     All of the previously reported class action lawsuits filed in April 1995 against Chrysler, certain of its current and former directors and, in some cases, Tracinda Corporation, a holding company wholly owned by Kirk Kerkorian, in the Court of Chancery of the State of Delaware for New Castle County, Delaware, have been dismissed without prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        ----------------------------------
        SECURITY HOLDERS
        ----------------

     None during the three months ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(AS OF JANUARY 21, 1997)

                                   OFFICER
        NAME           AGE        SINCE (1)                             PRESENT POSITION
--------------------   ----   ------------------   ----------------------------------------------------------
R. J. Eaton.........     56   March 14, 1992       Chairman of the Board, President and Chief Executive
                                                   Officer(2)
R. A. Lutz..........     64   June 3, 1986         Vice Chairman of the Board(2)
T. G. Denomme.......     57   April 9, 1981        Vice Chairman of the Board and Chief Administrative
                                                   Officer(2)
F. J. Castaing......     51   August 5, 1987       Executive Vice President -- International and General
                                                   Manager -- Power Train Operations
T. R. Cunningham....     50   September 3, 1987    Executive Vice President -- Chrysler Corporation and
                                                   President and Managing Director -- Chrysler de Mexico,
                                                     S.A.
T. C. Gale..........     53   April 4, 1985        Executive Vice President -- Product Development
J. P. Holden........     45   May 6, 1993          Executive Vice President -- Sales and Marketing
D. K. Pawley........     55   April 11, 1991       Executive Vice President -- Manufacturing
T. T. Stallkamp.....     50   May 1, 1990          Executive Vice President -- Procurement and Supply and
                                                   General Manager -- Minivan Operations
G. C. Valade........     54   June 7, 1990         Executive Vice President and Chief Financial Officer
R. R. Boltz.........     51   June 11, 1987        Vice President -- Product Strategy and Regulatory Affairs
                                                   and General Manager -- Large Car Operations
T. P. Capo..........     45   November 7, 1991     Vice President and Treasurer
J. E. Cappy.........     62   August 5, 1987       Vice President -- Chrysler Technologies and Rental Car
                                                     Operations
J. D. Donlon, III...     50   January 1, 1992      Vice President and Controller
F. J. Ewasyshyn.....     44   October 6, 1994      Vice President -- Advance Manufacturing Engineering
W. F. Fountain......     52   August 1, 1995       Vice President -- Government Affairs
R. L. Franson.......     42   January 18, 1996     Vice President -- Quality and Serviceability
T. Gallagher........     54   September 3, 1992    Vice President -- Employee Relations
G. L. Henson........     54   August 1, 1994       Vice President -- Large and Small Car, Jeep and Truck
                                                   Assembly and Stamping Operations
J. E. Herlitz.......     54   April 7, 1994        Vice President -- Product Design
R. G. Liberatore....     47   January 1, 1993      Vice President -- Washington Affairs
A. C. Liebler.......     54   May 17, 1990         Vice President -- Communications
C. Lobo S...........     48   July 9, 1992         Vice President -- Power Train Manufacturing
M. J. MacDonald.....     52   May 16, 1996         Vice President -- Marketing
W. J. O'Brien.......     53   September 3, 1987    Vice President, General Counsel and Secretary
K. M. Oswald........     47   October 6, 1994      Vice President -- Human Resources
E. T. Pappert.......     57   November 5, 1981     Vice President -- Sales and Service
L. C. Richie........     55   June 12, 1986        Vice President and General Counsel -- Automotive Legal
                                                   Affairs
B. I. Robertson.....     54   February 6, 1992     Vice President -- Engineering Technologies and General
                                                   Manager -- Jeep/Truck Operations
S. T. Rushwin.......     49   October 6, 1994      Vice President -- International Manufacturing and Minivan
                                                     Assembly Operations
T. W. Sidlik........     47   September 3, 1992    Vice President -- Chrysler Corporation and Chairman of the
                                                     Board -- Chrysler Financial Corporation and General
                                                     Manager -- Small Car Operations

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

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        ---------------------------------------------
        RELATED STOCKHOLDER MATTERS
        ---------------------------

     Chrysler's common stock is listed on the stock exchanges specified on pages 1 and 2 of this Form 10-K under the trading symbol (C). There were approximately 136,000 shareholders of record of Chrysler's common stock at December 31, 1996. The following table sets forth the high and low sale prices of Chrysler's common stock as reported on the composite tape and the quarterly dividends declared for the last two years. The common stock high and low prices and dividends declared have been adjusted to reflect the two-for-one stock split in 1996.

                                           DIVIDENDS
     1996           HIGH         LOW       DECLARED
---------------    -------     -------     ---------
First Quarter      $31.813     $25.688       $0.30
Second Quarter      35.000      29.563        0.35
Third Quarter       32.063      26.250        0.35
Fourth Quarter      36.375      28.250        0.40

                                            DIVIDENDS
      1995           HIGH         LOW       DECLARED
----------------    -------     -------     ---------
First Quarter       $26.688     $19.125       $0.20
Second Quarter       26.250      19.500        0.25
Third Quarter        29.063      23.625        0.25
Fourth Quarter       27.813      23.563        0.30

     Dividends on the common stock are payable at the discretion of Chrysler's Board of Directors out of funds legally available therefor. Chrysler's ability to pay dividends in the future will depend upon its financial results, liquidity and financial condition and its ability to continue its capital expenditure and vehicle development programs and market its vehicles successfully. Chrysler's ability to pay dividends is also affected by the provision in its credit agreement that it must maintain a ratio of indebtedness to total capitalization (each as defined) at the end of each quarter at certain specified levels.

ITEM 6. SELECTED FINANCIAL DATA                             PART II -- CONTINUED
        -----------------------

     The table below summarizes recent financial information for Chrysler. For further information, refer to Chrysler's consolidated financial statements and notes thereto presented under Item 8 of this Form 10-K.

                                               1996(1)    1995(2)    1994(3)    1993(4)    1992(5)
                                               -------    -------    -------    -------    -------
                                                         (DOLLARS AND SHARES IN MILLIONS
                                                         EXCEPT PER-COMMON-SHARE DATA)
Total revenues...............................  $61,397    $53,195    $52,235    $43,600    $36,897
Earnings before extraordinary item and
  cumulative effect of changes in accounting
  principles.................................    3,720      2,121      3,713      2,415        505
  Primary earnings per common share**........     5.03       2.78       5.06       3.38       0.74
Net earnings (loss)..........................    3,529      2,025      3,713     (2,551)       723
  Primary earnings (loss) per common
     share**.................................     4.77       2.65       5.06      (3.81)      1.11
  Fully diluted earnings per common
     share**.................................     4.74       2.56       4.55          *       1.07
Dividends declared per common share**........     1.40       1.00       0.55       0.33       0.30
Total assets.................................   56,184     53,756     49,539     43,679     40,690
Total debt...................................   13,396     14,193     13,106     11,451     15,551
Convertible preferred stock (in shares)......     0.04       0.14       1.72       1.72       1.72

-------------------------
 *  Not applicable for reporting period.

** Per share data has been adjusted to reflect the two-for-one stock split in 1996.

(1) Earnings for the year ended December 31, 1996 include a charge of $97 million ($61 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees, a charge of $77 million ($51 million after taxes) related to a write-down of Pentastar Electronics, Inc., a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc., a charge of $50 million ($31 million after taxes) for lump sum retiree pension costs related to the new UAW collective bargaining agreement, and a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. and Chrysler Technologies Airborne Systems, Inc.

(2) Earnings for the year ended December 31, 1995 were reduced by a $263 million charge ($162 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a $115 million charge ($71 million after taxes) for a voluntary minivan owner service action. Net earnings in 1995 also include an after-tax charge of $96 million for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force ("EITF") Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value."

(3) Earnings for the year ended December 31, 1994 include favorable adjustments to the provision for income taxes aggregating $132 million. These adjustments related to: (1) the recognition of tax credits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on U.S. Department of Treasury income tax regulations issued in 1994, and (2) the reversal of valuation allowances related to tax benefits associated with net operating loss carryforwards.

(4) Results for the year ended December 31, 1993 include a pretax gain of $205 million ($128 million after taxes) on the sale of Chrysler's remaining 50.3 million shares of MMC stock, a pretax gain of $60 million ($39 million after taxes) on the sale of Chrysler's plastics operations, a $4.7 billion after-tax charge for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and a $283 million after-tax charge for the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(5) Earnings for the year ended December 31, 1992 include a pretax gain of $142 million ($88 million after taxes) on the sale of 43.6 million shares of MMC stock, a $218 million favorable effect of a change in accounting principle relating to the adoption of SFAS No. 109, "Accounting for Income Taxes," a $101 million pretax charge ($79 million after taxes) relating to the restructuring of Chrysler's short-term vehicle rental subsidiaries, and a $110 million pretax charge ($69 million after taxes) relating to investment losses experienced by Chrysler Canada.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

1996 Compared With 1995

     Chrysler reported earnings before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle of $6.1 billion in 1996, compared with $3.4 billion in 1995. Net earnings for 1996 were $3.5 billion, or $4.77 per common share, compared with $2.0 billion, or $2.65 per common share in 1995.

     Chrysler also reported earnings before income taxes and extraordinary item of $1,591 million in the fourth quarter of 1996, compared with $1,659 million in the fourth quarter of 1995. Net earnings for the fourth quarter of 1996 were $807 million, or $1.12 per common share, compared with $1,040 million, or $1.35 per common share in the fourth quarter of 1995.

     Earnings before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle for 1996 included a charge of $97 million ($61 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees, a charge of $77 million ($51 million after taxes) related to a write-down of Pentastar Electronics, Inc. ("PEI"), a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc. ("Thrifty"), a charge of $50 million ($31 million after taxes) for lump sum retiree pension costs related to the new UAW collective bargaining agreement, and a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"). Earnings before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle for 1995 included a charge of $263 million ($162 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a charge of $115 million ($71 million after taxes) for a voluntary minivan owner service action.

     The following table summarizes this information:

                                                                FOURTH QUARTER      CALENDAR YEAR
                                                               ----------------    ----------------
                                                                1996      1995      1996      1995
                                                               ------    ------    ------    ------
                                                                     (IN MILLIONS OF DOLLARS)
Earnings before income taxes, extraordinary item, and
  cumulative effect of a change in accounting principle.....   $1,591    $1,659    $6,092    $3,449
Voluntary early retirement program..........................        9        --        97        --
PEI write-down..............................................       77        --        77        --
Thrifty write-down..........................................       --        --        65        --
Lump sum retiree pension costs..............................       50        --        50        --
Gain on sale of ESI and CTAS................................       --        --      (101)       --
Newark production changes...................................       --        --        --       263
Voluntary minivan owner service action......................       --        --        --       115
                                                               ------    ------    ------    ------
  Pretax earnings excluding items above.....................   $1,727    $1,659    $6,280    $3,827
                                                               ======    ======    ======    ======

     Pretax earnings excluding items above increased for calendar-year 1996 as compared with calendar-year 1995 primarily as a result of an increase in vehicle shipments and improved vehicle margins due to pricing actions and a reduction in average sales incentives per vehicle, partially offset by increased profit-based employee compensation costs. The increase in shipments for calendar-year 1996 was primarily due to increased shipments of minivans and Dodge Ram pickup trucks. Minivan shipments for calendar-year 1995 were adversely affected by the changeover and launch of Chrysler's all-new minivans. The increase in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

FINANCIAL REVIEW -- CONTINUED
-----------------------------

1996 Compared With 1995 -- Continued

shipments of Dodge Ram pickup trucks primarily reflects a full year of production in 1996 at two additional assembly plants.

     In December 1996, Chrysler extinguished $550 million, or 50 percent, of the outstanding principal amount of its Auburn Hills Trust Guaranteed Exchangeable Certificates Due 2020 (the "Certificates") at a cost of $859 million. The extinguishment of the Certificates resulted in an extraordinary after-tax loss of $191 million (net of income tax benefit of $118 million), or $0.26 per common share.

     Effective January 1, 1995, Chrysler changed its accounting treatment for certain vehicle sales (principally to non-affiliated rental car companies) in accordance with Emerging Issues Task Force ("EITF") Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." This change in accounting principle resulted in the recognition of an after-tax charge of $96 million (net of income tax benefit of $59 million), or $0.13 per common share in 1995. The ongoing effect of this accounting change was not material to 1996 and 1995 earnings.

     Chrysler's worldwide vehicle shipments in 1996 were 2,958,800 units, an increase of 285,261 units or 11 percent from 1995 levels. Chrysler's vehicle shipments outside of the U.S., Canada and Mexico ("North America") in 1996 were 223,657 units, an increase of 15,385 units or seven percent from 1995 levels. Chrysler's worldwide vehicle shipments in the fourth quarter of 1996 were 753,326 units, an increase of 11,556 units or two percent from fourth-quarter 1995 levels. Chrysler's vehicle shipments outside of North America in the fourth quarter of 1996 were 69,084 units, an increase of 7,339 units or 12 percent from fourth-quarter 1995 levels.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. Retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada were 16.6 million units in 1996, compared with 16.3 million units in 1995, an increase of two percent.

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for 1996 and 1995 were as follows:

                                                          1996          1995        INCREASE
                                                        ---------     ---------     --------
        U.S. Retail Market(1):
          Car sales..................................     832,633       786,180       46,453
          Car market share...........................         9.8%          9.1%         0.7%
          Truck sales (including minivans)...........   1,618,193     1,378,163      240,030
          Truck market share.........................        23.3%         21.3%         2.0%
          Combined car and truck sales...............   2,450,826     2,164,343      286,483
          Combined car and truck market share........        15.9%         14.3%         1.6%
        U.S. and Canada Retail Market(1):
          Combined car and truck sales...............   2,690,340     2,389,465      300,875
          Combined car and truck market share........        16.1%         14.7%         1.4%

-------------------------
(1) All retail sales and market share data include fleet sales.

     The increase in Chrysler's U.S. car market share during 1996 was primarily due to increased sales of its midsize sedans and coupes, including the new Plymouth Breeze and Chrysler Sebring convertible. The increase in Chrysler's U.S. truck market share during 1996 was primarily due to increased sales of its Dodge Ram pickup trucks, Jeep(R) sport-utility vehicles, and minivans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

FINANCIAL REVIEW -- CONTINUED
-----------------------------

1996 Compared With 1995 -- Continued

     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $586 million in 1996, compared with $522 million in 1995. CFC's net earnings were $376 million in 1996, compared with $339 million in 1995. The increase in net earnings in 1996 primarily reflects net margin improvements partially offset by an increase in the provision for credit losses. The net margin improvements in 1996 reflect lower average effective cost of borrowings resulting primarily from lower market interest rates in the U.S. and Canada.

     For the past several years, Chrysler has benefitted from the following factors: (1) favorable economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated, and (2) a continuing shift in U.S. and Canada consumer preferences toward trucks, as Chrysler manufactures a higher proportion of trucks to total vehicles than its principal competitors in the U.S. and Canada. A significant deterioration in either of these factors could adversely affect Chrysler's consolidated operating results. In addition, Chrysler has also benefitted over the past several years from a cost advantage in comparison to vehicles manufactured in Japan (and vehicles containing significant material components manufactured in Japan) as a result of favorable exchange rates between the Japanese yen and the U.S. dollar. During 1996, this cost advantage was substantially reduced as a result of unfavorable changes in the Japanese yen to U.S. dollar exchange rate. These changes did not have a material adverse effect on Chrysler's 1996 consolidated operating results. Chrysler believes, however, that further substantial unfavorable exchange rate changes could, over time, have an adverse effect on Chrysler's consolidated operating results. Further, Chrysler has benefitted from a strategy of focusing resources on its core automotive business and an aggressive capital expenditure and vehicle development program that has resulted in the replacement of its entire product lineup over the last five years. Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and to market its vehicles successfully in an increasingly competitive environment.

1995 Compared With 1994

     Chrysler reported earnings before income taxes and the cumulative effect of a change in accounting principle of $3.4 billion in 1995, compared with $5.8 billion in 1994. Net earnings for 1995 were $2.0 billion, or $2.65 per common share, compared with $3.7 billion, or $5.06 per common share in 1994. Earnings in 1995 were reduced by a $263 million charge ($162 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a $115 million charge ($71 million after taxes) for a voluntary minivan owner service action. Net earnings in 1995 also included an after-tax charge of $96 million, or $0.13 per common share, for the cumulative effect of a change in accounting principle related to the consensus reached on EITF Issue 95-1. Net earnings for 1994 included favorable income tax adjustments aggregating $132 million.

     The lower operating results for 1995 as compared with 1994 resulted primarily from lower minivan shipments and costs associated with the launch of Chrysler's all-new minivans, higher sales incentives and material costs, a lower mix of higher-margin vehicles, lower vehicle shipments in Mexico and the costs associated with production changes at the Newark assembly plant.

     Chrysler's worldwide vehicle shipments in 1995 were 2,673,539 units, a decrease of 88,564 units or three percent from 1994 levels. Minivan shipments in 1995 were 555,824 units, a decrease of 121,652 units from 1994 levels. The decline in minivan shipments was primarily attributable to the launch of Chrysler's all-new minivans. By the end of 1995, the launch of Chrysler's all-new minivans was substantially complete.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES
            --------------------------------------------------------

     Chrysler's total revenues were as follows:

                                                                   1996 VS. 1995               1995 VS. 1994
                                                                     INCREASE/                   INCREASE/
                                              1996       1995       (DECREASE)       1994       (DECREASE)
                                             -------    -------    -------------    -------    -------------
                                                (IN MILLIONS                     (IN MILLIONS
                                                OF DOLLARS)                       OF DOLLARS)
Sales of manufactured products............   $57,587    $49,601         16%         $49,363          --
Finance and insurance revenues............     1,746      1,589         10%           1,384         15%
Other revenues............................     2,064      2,005          3%           1,488         35%
                                             -------    -------                     -------
  Total revenues                             $61,397    $53,195         15%         $52,235          2%
                                             =======    =======                     =======

     The increase in sales of manufactured products in 1996 as compared with 1995 primarily reflects an 11 percent increase in vehicle shipments and an increase in average revenue per unit, net of sales incentives, from $18,305 to $19,442. The increase in average revenue per unit in 1996 as compared with 1995 was principally due to pricing actions and an increased proportion of truck shipments to total vehicle shipments. The increase in sales of manufactured products in 1995 as compared with 1994 primarily reflects an increase in average revenue per unit, net of sales incentives, from $17,663 to $18,305, largely offset by a three percent decrease in vehicle shipments. The increase in average revenue per unit in 1995 as compared with 1994 was principally due to pricing actions, partially offset by higher sales incentives.

     The increase in finance and insurance revenues in 1996 as compared with 1995 was primarily attributable to higher average automotive finance receivables outstanding and vehicles leased. The increase in finance and insurance revenues in 1995 as compared with 1994 was primarily attributable to higher average automotive finance receivables outstanding.

     Financing support provided in the United States by CFC for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers and the number of vehicles financed during the last three years were as follows:

                                                                          1996     1995     1994
                                                                          -----    -----    -----
U.S. Penetration:
  Retail...............................................................      20%      27%      24%
  Wholesale............................................................      72%      74%      73%
Number of New Chrysler Vehicles Financed in the U.S. (in thousands):
  Retail...............................................................     485      594      525
  Wholesale............................................................   1,771    1,632    1,647

     The decrease in retail penetration is primarily due to increased competition and actions taken by CFC to improve retail credit quality mix.

     Other revenues increased in 1995 as compared with 1994 primarily as a result of increased interest income, reflecting Chrysler's higher average cash, cash equivalents and marketable securities balances and higher interest rates as well as the recognition of lease revenue in accordance with EITF 95-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED
---------------------------------------------------------------------

     Chrysler's total expenses were as follows:

                                                               1996 VS. 1995                       1995 VS. 1994
                                                                 INCREASE/                           INCREASE/
                                          1996        1995      (DECREASE)           1994           (DECREASE)
                                        -------     -------    -------------    ---------------    -------------
                                          (IN MILLIONS OF                       (IN MILLIONS OF
                                             DOLLARS)                              DOLLARS)
Costs, other than items below........   $45,842     $41,304          11%            $38,032               9%
Depreciation and special tools
  amortization.......................     2,312       2,220           4%              1,955              14%
Selling and administrative
  expenses...........................     4,730       4,064          16%              3,933               3%
Employee retirement benefits.........     1,414       1,163          22%              1,548            (25)%
Interest expense.....................     1,007         995           1%                937               6%
                                        -------     -------                         -------
     Total expenses..................   $55,305     $49,746          11%            $46,405               7%
                                        =======     =======                         =======

     Costs, other than items below increased in 1996 as compared with 1995 primarily as a result of an 11 percent increase in vehicle shipments and an increased proportion of truck shipments to total vehicle shipments. In addition, Costs, other than items below in 1995 included a charge of $263 million related to production changes at the Newark assembly plant and a $115 million charge related to a voluntary minivan owner service action. Costs, other than items below increased in 1995 as compared with 1994 primarily as a result of increased product costs, costs associated with the changeover and launch of Chrysler's all-new minivans and costs associated with production changes at the Newark assembly plant, partially offset by the effect of a decrease in vehicle shipments of three percent. Costs, other than items below as a percent of sales of manufactured products were 80 percent, 83 percent and 77 percent in 1996, 1995 and 1994, respectively.

     Depreciation and special tools amortization increased in 1996 as compared with 1995 primarily as a result of higher levels of property and equipment in use. Depreciation and special tools amortization increased in 1995 as compared with 1994 primarily as a result of higher levels of property and equipment in use as well as increased tooling costs related to Chrysler's new products.

     Selling and administrative expenses increased in 1996 as compared with 1995 primarily as a result of increased advertising expenses, increased profit-based employee compensation costs, and increased expenses associated with Chrysler's expanding international operations. Selling and administrative expenses increased in 1995 as compared with 1994 primarily as a result of increased advertising expenses.

     Employee retirement benefits increased in 1996 as compared with 1995 primarily as a result of a decrease in the discount rates used to determine 1996 pension expense and nonpension postretirement benefit expense, costs associated with a voluntary early retirement program for certain salaried employees in 1996, and increased pension benefits related to Chrysler's new collective bargaining agreements. This increase was partially offset by the favorable effect of higher expected returns on pension plan assets in 1996. Employee retirement benefits decreased in 1995 as compared with 1994 primarily due to improved funding of the pension plans, an increase in the discount rates used to determine 1995 pension expense and nonpension postretirement benefit expense, and favorable health care inflation experience. Chrysler contributed $941 million, $838 million and $2.6 billion to the pension funds during 1996, 1995 and 1994, respectively.

     Interest expense increased slightly in 1995 as compared with 1994 primarily as a result of higher average levels of term debt at CFC largely offset by a decrease in average non-CFC debt levels.

     In 1996, Chrysler completed the sale of ESI and CTAS for net proceeds of $476 million. ESI and CTAS were engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represented substantially all of the operations of Chrysler Technologies Corporation, a wholly owned

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED
---------------------------------------------------------------------

subsidiary of Chrysler. The sale resulted in a pretax gain of $101 million ($87 million after taxes) which is included in Costs, other than items below in the consolidated statement of earnings for 1996.

     Consistent with its strategy to focus on its core automotive business, in 1996, Chrysler committed to a plan of disposal for Thrifty. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a pretax loss of $65 million ($100 million after taxes) was recognized in 1996 to write down Thrifty's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of Thrifty is based principally on an analysis of non-binding bids. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for 1996. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Thrifty's assets and liabilities at December 31, 1996 and its results of operations for 1996 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. Chrysler is continuing with its efforts to sell Thrifty and is uncertain when the sale of Thrifty may occur.

     In the fourth quarter of 1996, Chrysler signed an agreement to sell PEI for net proceeds of $17 million. PEI produces automatic test equipment for military applications and represents the remaining operations of Chrysler Technologies Corporation. In accordance with SFAS No. 121, a pretax loss of $77 million ($51 million after taxes) was recognized in the fourth quarter of 1996 to write down PEI's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of PEI was based on the terms of the agreement. Included in the cost to sell PEI is an estimate for job security benefits, special early retirement benefits and other employee costs related to employees which Chrysler agreed to retain. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for 1996. PEI's assets and liabilities at December 31, 1996 and its results of operations for 1996 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. The sale of PEI was completed on January 10, 1997.

     In 1995, Chrysler recorded a $263 million provision ($162 million after income taxes) for costs associated with production changes at its Newark assembly plant. Newark production of the Chrysler Concorde and Dodge Intrepid was reduced to one shift in August 1995 and terminated in July 1996. Production of an all-new sport-utility vehicle, the Dodge Durango, is scheduled to begin at the Newark assembly plant in the fall of 1997. The provision reflects the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings for 1995.

     Chrysler's effective tax rates in 1996, 1995 and 1994 were 38.9 percent,
38.5 percent and 36.3 percent, respectively. The provision for income taxes in 1994 included favorable adjustments aggregating $132 million, including $100 million for the recognition of tax credits related to expenditures in prior years for qualifying research and development activities.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $7.8 billion at December 31, 1996 (including $797 million held by CFC and Car Rental Operations), $8.1 billion at December 31, 1995 (including $1.2 billion held by CFC and Car Rental Operations), and $8.4 billion at December 31, 1994 (including $756 million held by CFC and Car Rental Operations). At December 31, 1996, CFC had approximately $400 million of marketable securities which were limited for use in its

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED
--------------------------------------------

insurance operations in accordance with various statutory requirements. The decrease in Chrysler's consolidated combined cash, cash equivalents and marketable securities in 1996 was primarily the result of capital expenditures, common stock repurchases, net debt repayments and dividend payments, largely offset by cash generated by operating activities, marketable securities acquired in non-cash transactions related to the securitization of retail receivables and net proceeds from the sales of nonautomotive assets. The decrease in Chrysler's consolidated combined cash, cash equivalents and marketable securities in 1995 was primarily the result of capital expenditures, net finance receivables acquired and common stock repurchases, largely offset by cash generated by operating activities and cash provided by an increase in long-term debt.

     Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and to market its vehicles successfully in an increasingly competitive environment. Chrysler's expenditures for new product development and the acquisition of productive assets were $17.1 billion for the three-year period ended December 31, 1996. Expenditures for these items during the succeeding three-year period are expected to be at similar or higher levels. At December 31, 1996, Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, totaling approximately $1.6 billion.

     In May 1996, Chrysler declared a two-for-one stock split in the form of a 100 percent stock dividend which was distributed on July 15, 1996 to shareholders of record on June 15, 1996. All per share data and the average common and dilutive equivalent shares outstanding have been adjusted to reflect this stock split for all periods presented. The number of common shares issued, outstanding and held in treasury for 1996 have been adjusted to reflect this stock split. In addition, the par value of the new shares issued as a result of the two-for-one stock split has been transferred from additional paid-in capital to common stock. Additional paid-in capital, common stock balances, common shares issued, outstanding and held in treasury for prior periods have not been restated for the two-for-one stock split.

     During 1996, Chrysler repurchased 66 million shares of its common stock at a cost of $2.0 billion (including $16 million in unsettled repurchases at December 31, 1996). In December 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1997 common stock repurchases from $1 billion to $2 billion. The planned 1997 common stock repurchases are subject to market and general economic conditions. Since beginning its common stock repurchase program in 1995, Chrysler has repurchased 112 million shares of its common stock at a cost of $3.1 billion.

     In the second quarter of 1996, Chrysler increased its quarterly dividend from $0.30 to $0.35 per common share. In the fourth quarter of 1996, Chrysler increased its quarterly dividend from $0.35 to $0.40 per common share. Dividends per common share have been adjusted to reflect the two-for-one stock split.

     In December 1996, Chrysler prepaid certain 1997 nonpension employee benefits by contributing $1.1 billion to a Voluntary Employees' Beneficiary Association trust and other employee benefit plans.

     In December 1996, Chrysler extinguished $550 million, or 50 percent, of the outstanding principal amount of its Auburn Hills Trust Guaranteed Exchangeable Certificates Due 2020 at a cost of $859 million. At December 31, 1996, $550 million of the Certificates remained outstanding. The remaining Certificates outstanding are not redeemable prior to maturity and carry a current interest rate of 12 percent. In addition, Chrysler entered into forward contracts (notional amount $520 million) to mitigate interest rate risk related to debt Chrysler intends to incur in the first quarter of 1997 to refinance the extinguished Certificates. The refinancing is subject to market and general economic conditions.

     At December 31, 1996, Chrysler (excluding CFC) had aggregate debt maturities of $1.1 billion through 1999. At December 31, 1996, Chrysler had a $2.4 billion revolving credit agreement which expires in April

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED
--------------------------------------------

2001. The revolving credit agreement was not drawn upon at December 31, 1996. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

     Chrysler's ability to market its products successfully depends significantly on the availability of vehicle financing for its dealers and, to a lesser extent, the availability of financing for retail and fleet customers, both of which are provided by CFC.

     Term debt, commercial paper and receivable sales are CFC's primary funding sources. CFC decreased its term debt outstanding by $0.8 billion during 1996 and increased its term debt outstanding by $3.1 billion during 1995. CFC's commercial paper outstanding increased by $0.2 billion during 1996 and decreased by $1.9 billion in 1995. CFC realized $8.1 billion and $6.5 billion of net proceeds from the sales of automotive retail receivables during 1996 and 1995, respectively. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $6.8 billion and $6.7 billion at December 31, 1996 and 1995, respectively.

     At December 31, 1996, CFC had debt maturities of $5.7 billion in 1997 (including $2.6 billion of short-term notes), $2.6 billion in 1998, and $1.6 billion in 1999. CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1997 and a $6 billion facility expiring in April 2001. Neither of the revolving credit facilities was drawn upon at December 31, 1996. CFC believes that cash provided by operations, receivable sales, securitizations, and the issuance of term debt and commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

     During 1996, Chrysler completed the sale of ESI and CTAS for net proceeds of $476 million. Also during 1996, CFC completed the sale of certain nonautomotive assets for net proceeds of $225 million, which approximated the net book value of the assets.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, Chrysler has sold certain assets and businesses in past years which are not related to its core automotive business, and is exploring the sale of other such assets and businesses in the near term.


                                    OUTLOOK
                                    -------

     The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

     Chrysler's worldwide vehicle production in the fourth quarter of 1996 was 711,217 units, an increase of 11,857 units or two percent as compared with the fourth quarter of 1995. Worldwide vehicle production for the first quarter of 1997 is expected to be approximately 779,000 units, an increase of 36,000 units or five percent as compared with the first quarter of 1996. This expected production level is heavily dependent on continued favorable economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated. A significant weakening of Chrysler's competitive position or economic conditions in the U.S. and Canada could result in the lowering of first-quarter 1997 planned production.

     Chrysler projects that 1997 retail (including fleet) industry sales for the U.S. will range from 15.0 million to 15.5 million units and that 1997 retail (including fleet) industry sales for Canada will range from 1.1 million to 1.2 million units. Retail (including fleet) industry sales in 1996 were 15.4 million units and 1.2 million units in the U.S. and Canada, respectively. Actual levels of industry retail (including fleet) sales will depend on,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

OUTLOOK -- CONTINUED
--------------------

among other things, economic conditions in the U.S. and Canada. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

     Chrysler's business plan for 1997 is predicated on several broad economic assumptions, including, among others, that 1997 inflation and interest rates in the U.S. will remain stable and will be comparable to 1996 rates; there will be a moderate expansion in the U.S. economy during 1997, with real economic growth between 2.0 percent and 2.5 percent; and average 1997 gasoline and oil prices in the U.S. will be comparable to 1996 prices. As with most economic projections, actual conditions in 1997 could vary substantially from Chrysler's assumptions.

     In addition, Chrysler wishes to caution readers that several factors, as well as those factors described elsewhere in this discussion or in other Securities and Exchange Commission filings, in some cases have affected, and in the future could affect, Chrysler's actual results, and could cause Chrysler's actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Chrysler. Those factors include: business conditions and growth in the automotive industry and general economy; changes in gasoline and oil prices; changes in consumer debt levels and interest rates; changes in consumer preferences away from pickup trucks, sport-utility vehicles and minivans; competitive factors, such as domestic and foreign rival car and truck offerings, sales incentives, acceptance of new products and price pressures; excess or shortage of manufacturing capacity; risks and uncertainties associated with Chrysler's expansion into international markets; and changes in foreign exchange rates and the resulting impact on pricing strategies of major foreign competitors. Additionally, several of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to its competitors' offerings, substantial changes in consumer preferences, government regulations, or adverse economic conditions in the U.S. and Canada. Finally, the automotive industry historically has been highly cyclical and the duration of these cycles has been difficult to predict.



                            NEW ACCOUNTING STANDARDS
                            ------------------------

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA
        ------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                                                                       YEAR ENDED DECEMBER 31
                                                                    -----------------------------
                                                                     1996       1995       1994
                                                                    -------    -------    -------
                                                                    (IN MILLIONS OF DOLLARS)
Sales of manufactured products...................................   $57,587    $49,601    $49,363
Finance and insurance revenues...................................     1,746      1,589      1,384
Other revenues...................................................     2,064      2,005      1,488
                                                                    -------    -------    -------
                                                   TOTAL REVENUES    61,397     53,195     52,235
                                                                    -------    -------    -------
Costs, other than items below (Notes 14, 15, 16).................    45,842     41,304     38,032
Depreciation and special tools amortization (Notes 1 and 5)......     2,312      2,220      1,955
Selling and administrative expenses..............................     4,730      4,064      3,933
Employee retirement benefits (Note 12)...........................     1,414      1,163      1,548
Interest expense.................................................     1,007        995        937
                                                                    -------    -------    -------
                                                  TOTAL EXPENSES     55,305     49,746     46,405
                                                                    -------    -------    -------
EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM, AND CUMULATIVE
         EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                   6,092      3,449      5,830
Provision for income taxes (Note 8)..............................     2,372      1,328      2,117
                                                                    -------    -------    -------
EARNINGS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A
         CHANGE IN ACCOUNTING PRINCIPLE                               3,720      2,121      3,713
Extraordinary item - Loss on early extinguishment of debt, net of
  taxes (Note 13)................................................      (191)        --         --
Cumulative effect of a change in accounting principle, net of
  taxes (Note 1).................................................        --        (96)        --
                                                                    -------    -------    -------
                                                     NET EARNINGS   $ 3,529    $ 2,025    $ 3,713
Preferred stock dividends (Note 11)..............................         3         21         80
                                                                    -------    -------    -------
                                     NET EARNINGS ON COMMON STOCK   $ 3,526    $ 2,004    $ 3,633
                                                                    =======    =======    =======

                                                                     (IN DOLLARS OR MILLIONS OF
                                                                               SHARES)
PRIMARY EARNINGS PER COMMON SHARE (NOTES 1, 11, 13):

  Earnings before extraordinary item and cumulative effect of a
     change in accounting principle..............................   $  5.03    $  2.78    $  5.06
  Extraordinary item.............................................     (0.26)        --         --
  Cumulative effect of a change in accounting principle..........        --      (0.13)        --
                                                                    -------    -------    -------
  Net earnings per common share..................................   $  4.77    $  2.65    $  5.06
                                                                    =======    =======    =======
  Average common and dilutive equivalent shares outstanding......     738.6      756.3      718.4

FULLY DILUTED EARNINGS PER COMMON SHARE (NOTES 1, 11, 13):

  Earnings before extraordinary item and cumulative effect of a
     change in accounting principle..............................   $  5.00    $  2.68    $  4.55
  Extraordinary item.............................................     (0.26)        --         --
  Cumulative effect of a change in accounting principle..........        --      (0.12)        --
                                                                    -------    -------    -------
  Net earnings per common share..................................   $  4.74    $  2.56    $  4.55
                                                                    =======    =======    =======
  Average common and dilutive equivalent shares outstanding......     744.2      792.3      815.5
DIVIDENDS DECLARED PER COMMON SHARE..............................   $  1.40    $  1.00    $  0.55

                See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                DECEMBER 31
                                                                             ------------------
                                                                              1996       1995
                                                                             -------    -------
                                                                              (IN MILLIONS OF
                                                                                  DOLLARS)
ASSETS:
Cash and cash equivalents (Note 1)........................................   $ 5,158    $ 5,543
Marketable securities (Note 2)............................................     2,594      2,582
                                                                             -------    -------
  Total cash, cash equivalents and marketable securities..................     7,752      8,125
Accounts receivable -- trade and other (less allowance for doubtful
  accounts: 1996 and 1995 -- $44 million and $58 million, respectively)...     2,126      2,003
Inventories (Notes 1 and 3)...............................................     5,195      4,448
Prepaid employee benefits, taxes and other expenses (Note 12).............     1,929        985
Finance receivables and retained interests in sold receivables (Note 4)...    12,339     13,623
Property and equipment (Note 5)...........................................    14,905     12,595
Special tools (Note 1)....................................................     3,924      3,566
Intangible assets (Note 1)................................................     1,995      2,082
Other assets (Note 12)....................................................     6,019      6,329
                                                                             -------    -------
                                                              TOTAL ASSETS   $56,184    $53,756
                                                                             =======    =======
LIABILITIES:
Accounts payable..........................................................   $ 8,981    $ 8,290
Short-term debt (Note 7)..................................................     3,214      2,674
Payments due within one year on long-term debt (Note 7)...................     2,998      1,661
Accrued liabilities and expenses (Note 6).................................     8,864      7,032
Long-term debt (Note 7)...................................................     7,184      9,858
Accrued noncurrent employee benefits (Note 12)............................     9,431      9,217
Other noncurrent liabilities..............................................     3,941      4,065
                                                                             -------    -------
                                                         TOTAL LIABILITIES    44,613     42,797
                                                                             -------    -------
SHAREHOLDERS' EQUITY (Note 11): (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0 shares; Series
  A Convertible Preferred Stock; issued and outstanding: 1996 and 1995 --
  0.04 and 0.14 shares, respectively (aggregate liquidation preference $21
  million and $68 million, respectively)..................................         *          *
Common stock -- $1 per share par value; authorized 1,000.0 shares; issued:
  1996 and 1995 -- 821.6 and 408.2 shares, respectively...................       822        408
Additional paid-in capital................................................     5,129      5,506
Retained earnings.........................................................     8,829      6,280
Treasury stock -- at cost: 1996 -- 119.1 shares; 1995 -- 29.9 shares......    (3,209)    (1,235)
                                                                             -------    -------
                                                TOTAL SHAREHOLDERS' EQUITY    11,571     10,959
                                                                             -------    -------
                                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $56,184    $53,756
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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1996        1995        1994
                                                                 --------    --------    --------
                                                                     (IN MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..................................................   $  3,529    $  2,025    $  3,713
  Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and special tools amortization..............      2,312       2,220       1,955
     Provision for credit losses..............................        373         372         203
     Deferred income taxes....................................      1,120         186       1,065
     Extraordinary item -- Loss on early extinguishment of
       debt (Note 13).........................................        191          --          --
     Cumulative effect of a change in accounting principle
       (Note 1)...............................................         --          96          --
     Change in receivables....................................       (224)        848      (1,158)
     Change in inventories....................................       (691)       (435)        129
     Change in prepaid expenses and other assets..............     (1,394)       (681)     (1,888)
     Change in accounts payable and accrued and other
       liabilities............................................      2,143       2,092       2,613
     Other....................................................        (58)        231         161
                                                                 --------    --------    --------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES      7,301       6,954       6,793
                                                                 --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities.......................     (4,346)     (5,160)     (5,425)
     Sales and maturities of marketable securities............      5,294       6,122       3,519
     Finance receivables acquired.............................    (19,906)    (24,437)    (20,149)
     Finance receivables collected............................      3,062       3,795       5,772
     Proceeds from sales of finance receivables...............     16,809      17,602      13,138
     Proceeds from sales of nonautomotive assets..............        701          94          --
     Expenditures for property and equipment..................     (3,271)     (2,597)     (2,666)
     Expenditures for special tools...........................     (1,364)     (1,049)     (1,177)
     Purchases of vehicle operating leases....................       (794)       (460)       (143)
     Other....................................................        248         179         173
                                                                 --------    --------    --------
                        NET CASH USED IN INVESTING ACTIVITIES      (3,567)     (5,911)     (6,958)
                                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in short-term debt................................        410      (1,971)      1,348
     Proceeds under long-term borrowings and revolving lines
       of credit..............................................      1,390       4,731       1,305
     Payments on long-term borrowings and revolving lines of
       credit.................................................     (2,167)     (1,687)     (1,011)
     Payment for early extinguishment of debt.................       (853)         --          --
     Repurchases of common stock (Note 11)....................     (2,041)     (1,047)         --
     Dividends paid...........................................       (963)       (710)       (399)
     Other....................................................        105          39          27
                                                                 --------    --------    --------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (4,119)       (645)      1,270
                                                                 --------    --------    --------
Change in cash and cash equivalents...........................       (385)        398       1,105
Cash and cash equivalents at beginning of year................      5,543       5,145       4,040
                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................   $  5,158    $  5,543    $  5,145
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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary, primarily investments in certain dealerships, are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. Amounts for 1995 and 1994 have been reclassified to conform with current period classifications.

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

REVENUE RECOGNITION

     In 1995, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." The consensus on EITF Issue 95-1 (the "consensus") affects Chrysler's accounting treatment for vehicle sales (principally to non-affiliated rental car companies) for which Chrysler conditionally guarantees the minimum resale value of the vehicles. In accordance with the consensus, these vehicle sales are accounted for as operating leases with the related revenues and costs deferred at the time of shipment. A portion of the deferred revenues and costs is recognized over the corresponding guarantee period, with the remainder recognized at the end of the guarantee period. The average guarantee period for these vehicles is approximately nine months. Chrysler changed its accounting treatment in accordance with the consensus effective January 1, 1995 which resulted in the recognition of an after-tax charge of $96 million (net of income tax benefit of $59 million), or $0.13 per common share, for the cumulative effect of this change in accounting principle. The ongoing effect of this accounting change was not material to 1996 and 1995 earnings.

     Vehicle and parts sales are generally recognized when such products are shipped to dealers, except for sales under which Chrysler conditionally guarantees the minimum resale value of the vehicles. Provisions for sales incentives, returns and allowances are recognized at the time the related sale is recognized and are treated as revenue reductions.

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

     CFC sells significant amounts of automotive retail and wholesale receivables in transactions subject to limited recourse provisions. CFC generally sells its receivables to a trust and remains as servicer, for which it is paid a servicing fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related sold receivables. In a subordinated capacity, CFC retains residual cash flows, a limited interest in the

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
---------------------------------------------------------------

REVENUE RECOGNITION -- CONTINUED

principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors. Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values on the date of sale.

DEPRECIATION AND SPECIAL TOOLS AMORTIZATION

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis. Special tooling costs are amortized over the years that a model using that tooling is expected to be produced and within each year based on the units produced. Amortization is deducted directly from the asset account. During any given model year, special tools will contain tooling with varying useful lives.

     In 1994, Chrysler revised the estimated service lives of certain special tools and property and equipment. These revisions were based on updated assessments of the service lives of the related assets and resulted in the recognition of additional amortization of special tools of $246 million in 1994 and lower depreciation of property and equipment of $45 million in 1994.

PRODUCT-RELATED COSTS

     Expenditures for research and development, advertising, sales promotion and other product-related costs are expensed as incurred. Provisions for product warranty costs are recognized at the time the related sale is recognized. Research and development costs were $1.6 billion, $1.4 billion and $1.3 billion in 1996, 1995 and 1994, respectively. Advertising expense was $1.5 billion, $1.2 billion and $1.1 billion in 1996, 1995 and 1994, respectively.

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

INVENTORIES

     Inventories are valued at the lower of cost or market. The cost of approximately 39 percent and 42 percent of inventories at December 31, 1996 and 1995, respectively, was determined on a Last-In, First-Out ("LIFO") basis. The balance of inventory cost was determined on a First-In, First-Out ("FIFO") basis.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
---------------------------------------------------------------

INTANGIBLE ASSETS

     The purchase price of companies in excess of the fair value of net identifiable assets acquired ("goodwill") is amortized on a straight-line basis over periods of up to 40 years, with a weighted average period of 38 years. The amount reported is net of accumulated amortization totaling $778 million and $767 million at December 31, 1996 and 1995, respectively. Chrysler periodically evaluates the carrying value of goodwill for impairment. Such evaluations are based principally on the projected, undiscounted cash flows of the operations to which the goodwill relates. Intangible assets also include intangible pension assets of $161 million and $37 million at December 31, 1996 and 1995, respectively.

LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     Effective January 1, 1996, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The initial adoption of this new accounting standard did not have a material effect on Chrysler's consolidated operating results or financial position. See also Note 15.

STOCK-BASED COMPENSATION

     Effective January 1, 1996, Chrysler adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Chrysler has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied, are presented in Note 10.

DERIVATIVE FINANCIAL INSTRUMENTS

     Chrysler manages risk arising from fluctuations in interest rates and currency exchange rates by using derivative financial instruments. Chrysler manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements. Chrysler does not use derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
---------------------------------------------------------------

DERIVATIVE FINANCIAL INSTRUMENTS -- CONTINUED

     When Chrysler (excluding CFC) sells vehicles outside the United States or purchases components from suppliers outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. Periodically, Chrysler initiates hedging activities by entering into currency exchange agreements, consisting principally of currency forward contracts and purchased options, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within three years of origination. Fees paid for purchased currency options are deferred and included in Other assets. The currency exchange agreements are treated as off-balance-sheet financial instruments, with the deferred fees and related gains and losses recognized in earnings upon the settlement of the underlying transactions. In the event of an early termination of a currency exchange agreement designated as a hedge, the gain or loss and any fees paid continue to be deferred and are included in the settlement of the underlying transaction. Chrysler also uses written currency options to effectively close out existing purchased options, both of which are then carried at fair value. Previously unrecognized gains and losses on the purchased options continue to be deferred and are included in earnings upon the settlement of the underlying transaction. Forward contracts are used to manage exposure to fluctuations in funding costs for the anticipated issuance of debt. Unrealized gains or losses on forward contracts that qualify for hedge accounting treatment are deferred and recorded as an adjustment to interest expense over the term of the new debt. In the event of an early termination of a forward contract designated as a hedge, the gain or loss is deferred and recorded as an adjustment to interest expense over the remaining term of the underlying debt.

     CFC utilizes interest rate swaps and currency exchange agreements to reduce the sensitivity of earnings to various market risks and manage funding costs. CFC's primary market risks include: fluctuations in interest rates, variability in spread relationships (i.e., Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and exchange rate variability for foreign debt issuances. CFC uses interest rate swap agreements to change the characteristics of its fixed and variable rate exposures and to manage its asset/liability match. Interest rate basis swaps are used to manage variability in spread relationships. Interest differentials resulting from interest rate swap agreements used to change the interest rate characteristics of CFC's debt are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps are either matched with specific term debt obligations or with groups of commercial paper on a layered basis. In the event of an early termination of an interest rate swap agreement designated as a hedge, the gain or loss is deferred, recorded in Other assets, and recognized as an adjustment to interest expense over the remaining term of the underlying debt. In addition, CFC enters into currency exchange agreements, consisting primarily of currency swaps, to manage its exposure to fluctuations in currency exchange rates related to specific borrowings denominated in currencies other than the local currency of the borrowing entity. As a result, such borrowings are translated in the consolidated balance sheet at the rates of exchange established under the related currency exchange agreement.

     Cash flows related to currency swaps are reflected in financing activities and cash flows related to all other derivative financial instruments are reflected in operating activities in the consolidated statement of cash flows.

NOTE 2. MARKETABLE AND OTHER SECURITIES
---------------------------------------

     Effective January 1, 1994, Chrysler adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this accounting standard did not have a material effect on Chrysler's consolidated operating results or financial position.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. MARKETABLE AND OTHER SECURITIES -- CONTINUED
----------------------------------------------------

     Under SFAS No. 115, debt and equity securities with readily determinable fair values are segregated into one of the following categories: trading, available-for-sale or held-to-maturity. Chrysler does not hold securities for trading purposes. Available-for-sale securities are carried at their fair values. Changes in the fair values of available-for-sale securities are recognized as a component of shareholders' equity until such securities are sold. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

     Investments in marketable securities were as follows:

                                               AMORTIZED      UNREALIZED    UNREALIZED         FAIR
                                                 COST            GAINS        LOSSES           VALUE
                                            ---------------   -----------   -----------   ---------------
                                                                     DECEMBER 31
                                            -------------------------------------------------------------
                                             1996     1995    1996   1995   1996   1995    1996     1995
                                            ------   ------   ----   ----   ----   ----   ------   ------
                                                              (IN MILLIONS OF DOLLARS)
AVAILABLE-FOR-SALE SECURITIES:
  U.S. and Canadian government and agency
     securities............................ $1,454   $  682   $ 6    $ 9    $(11)  $(2)   $1,449   $  689
  Corporate debt securities................    965      783     8     22      (5)   (1)      968      804
  Other marketable securities..............    162      386     2      9      --    --       164      395
                                            ------   ------   ---    ---    ----   ---    ------   ------
     Total available-for-sale securities...  2,581    1,851    16     40     (16)   (3)    2,581    1,888
                                            ------   ------   ---    ---    ----   ---    ------   ------
HELD-TO-MATURITY SECURITIES:
  U.S. and Canadian government and agency
     securities............................     --      234    --     --      --    --        --      234
  Corporate debt securities................     --      184    --      1      --    --        --      185
  Other marketable securities..............     13      276    --     --      --    --        13      276
                                            ------   ------   ---    ---    ----   ---    ------   ------
     Total held-to-maturity securities.....     13      694    --      1      --    --        13      695
                                            ------   ------   ---    ---    ----   ---    ------   ------
     Total................................. $2,594   $2,545   $16    $41    $(16)  $(3)   $2,594   $2,583
                                            ======   ======   ===    ===    ====   ===    ======   ======

     At December 31, 1996, contractual maturities of marketable debt securities were as follows: within one year -- $534 million; after one year through five years -- $1,822 million; after five years through ten years -- $59 million; and after ten years -- $139 million.

     Proceeds from sales and maturities of available-for-sale securities were $4.5 billion and $3.1 billion in 1996 and 1995, respectively. The gross gains and losses realized related to these sales were immaterial. Chrysler uses the specific identification method as a basis for determining cost and calculating realized gains or losses.

     Other securities classified as cash equivalents were $4.3 billion and $4.8 billion at December 31, 1996 and 1995, respectively, and consisted primarily of commercial paper, repurchase agreements, and certificates of deposit.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES AND COST OF SALES
-------------------------------------

     Inventories, summarized by major classification, were as follows:

                                                                         DECEMBER 31
                                                                      ------------------
                                                                       1996        1995
                                                                      ------      ------
                                                                       (IN MILLIONS OF
                                                                           DOLLARS)
        Finished products, including service parts.................   $1,569      $1,232
        Raw materials, finished production parts and supplies......    1,540       1,456
        Vehicles held for short-term lease.........................    2,086       1,760
                                                                      ------      ------
             Total.................................................   $5,195      $4,448
                                                                      ======      ======

     Inventories valued on the LIFO basis would have been $439 million and $334 million higher than reported had they been valued on the FIFO basis at December 31, 1996 and 1995, respectively.

     Vehicles held for short-term lease include the carrying value of vehicles for which Chrysler conditionally guarantees the minimum resale value of the vehicles. The carrying value of these vehicles were $900 million and $746 million at December 31, 1996 and 1995, respectively.

     Total manufacturing cost of sales aggregated $46.5 billion, $41.7 billion and $39.0 billion for 1996, 1995 and 1994, respectively.

NOTE 4. FINANCE RECEIVABLES AND RETAINED INTERESTS IN SOLD RECEIVABLES
----------------------------------------------------------------------

     Finance receivables and retained interests in sold receivables were as follows:

                                                                        DECEMBER 31
                                                                    --------------------
                                                                     1996         1995
                                                                    -------      -------
                                                                      (IN MILLIONS OF
                                                                          DOLLARS)
        Automotive financing.....................................   $ 6,920      $ 8,726
        Nonautomotive financing..................................     3,219        3,222
        Retained senior interests in wholesale receivables held
          in trusts..............................................       677          935
                                                                    -------      -------
             Total finance receivables...........................    10,816       12,883
        Retained interests in sold receivables...................     3,488        3,039
        Unearned income..........................................    (1,418)      (1,682)
        Allowance for credit losses..............................      (547)        (617)
                                                                    -------      -------
             Total...............................................   $12,339      $13,623
                                                                    =======      =======

     Retained interests in sold receivables are generally restricted and subject to limited recourse provisions.

     Contractual maturities of total finance receivables as of December 31, 1996, were (in millions of dollars): 1997 -- $4,193; 1998 -- $1,560; 1999 --
$1,269; 2000 -- $744; 2001 -- $615; and 2002 and thereafter -- $2,435. Actual cash flows will vary from contractual maturities due to future sales of finance receivables, prepayments and charge-offs.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND RETAINED INTERESTS IN SOLD RECEIVABLES -- CONTINUED
-------------------------------------------------------------------------

     Changes in the allowance for credit losses were as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                                -------------------------
                                                                1996       1995     1994
                                                                -----      -----    -----
                                                                (IN MILLIONS OF DOLLARS)
        Balance at beginning of year.........................   $ 617      $ 522    $ 507
        Provision for credit losses..........................     373        372      203
        Net credit losses....................................    (398)      (252)    (159)
        Other adjustments....................................     (45)       (25)     (29)
                                                                -----      -----    -----
        Balance at end of year...............................   $ 547      $ 617    $ 522
                                                                =====      =====    =====

     Nonearning finance receivables, including receivables sold subject to limited recourse, totaled $278 million and $333 million at December 31, 1996 and 1995, respectively, which represented 0.8 percent and 1.0 percent of such receivables outstanding, respectively.

NOTE 5. PROPERTY AND EQUIPMENT
------------------------------

     Property and equipment, summarized by major classification, were as follows:

                                                                                    DECEMBER 31
                                                             WEIGHTED AVERAGE   -------------------
                                                              SERVICE LIVES       1996       1995
                                                             ----------------   -------     -------
                                                                 (YEARS)           (IN MILLIONS OF
                                                                                      DOLLARS)
Land......................................................          --          $   405     $   399
Buildings.................................................          33            5,467       5,171
Machinery and equipment...................................          14           12,364      11,865
Furniture and fixtures....................................          10              630         549
Vehicles under purchased operating leases.................           3            1,311         593
Construction in progress..................................          --            2,875       1,891
                                                                                -------     -------
                                                                                 23,052      20,468
Accumulated depreciation                                                         (8,147)     (7,873)
                                                                                -------     -------
     Total................................................                      $14,905     $12,595
                                                                                =======     =======

     Depreciation of property and equipment was $1,317 million, $1,100 million and $994 million in 1996, 1995 and 1994, respectively.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ACCRUED LIABILITIES AND EXPENSES
----------------------------------------

     Accrued liabilities and expenses consisted of the following:

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1996         1995
                                                                           ------       ------
                                                                             (IN MILLIONS OF
                                                                                DOLLARS)
Customer and dealer allowances and claims...............................   $2,660       $2,097
Employee compensation and benefits......................................    2,477        1,892
Deferred revenue related to vehicles sold with guaranteed
  minimum resale values.................................................    1,190          991
Other...................................................................    2,537        2,052
                                                                           ------       ------
     Total..............................................................   $8,864       $7,032
                                                                           ======       ======

NOTE 7. DEBT
---------------

     Debt consisted of the following:

                                                                        DECEMBER 31
                                                      -----------------------------------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     INTEREST
                                                      MATURITY       RATE(1)
                                                      ---------    ------------
                                                        1996       1996    1995     1996       1995
                                                      ---------    ----    ----    -------    -------
                                                                                    (IN MILLIONS OF
                                                                                        DOLLARS)
Chrysler, excluding CFC:
  Short-term debt..................................                 6.8%    6.7%   $   419    $   160
  Long-term debt payable within one year...........                                     23         49
                                                                                   -------    -------
     Total debt payable within one year............                                    442        209
                                                                                   -------    -------
  Debentures.......................................     2017       11.0%   11.0%       265        265
  Notes and other debt.............................   1998-2020     9.2%   10.1%     1,444      1,950
                                                                                   -------    -------
     Total long-term debt..........................                                  1,709      2,215
                                                                                   -------    -------
       Total.......................................                                  2,151      2,424
                                                                                   -------    -------
CFC:
  Short-term debt (primarily commercial paper).....                 5.1%    6.2%     2,795      2,514
  Long-term debt payable within one year...........                                  2,975      1,612
                                                                                   -------    -------
     Total debt payable within one year............                                  5,770      4,126
                                                                                   -------    -------
  Senior notes and debentures......................   1998-2018     6.9%    7.2%     5,462      7,625
  Mortgage notes, capital leases and other.........                                     13         18
                                                                                   -------    -------
     Total long-term debt..........................                                  5,475      7,643
                                                                                   -------    -------
       Total.......................................                                 11,245     11,769
                                                                                   -------    -------
Total Chrysler:
  Total long-term debt.............................                                $ 7,184    $ 9,858
                                                                                   =======    =======
  Total debt.......................................                                $13,396    $14,193
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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT -- CONTINUED
-------------------------

     At December 31, 1996, aggregate annual maturities of consolidated debt, including principal payments on capital leases, were as follows (in millions of dollars): 1997 -- $6,212; 1998 -- $2,826; 1999 -- $2,125; 2000 -- $943; and 2001
-- $462.

     CFC enters into currency exchange agreements to manage its exposure to fluctuations in currency exchange rates related to specific borrowings denominated in currencies other than the local currency of the borrowing entity. As a result, such borrowings are translated in the consolidated balance sheet at the rates of exchange established under the related currency exchange agreement. The reported amount of such borrowings was $75 million at December 31, 1996. If CFC had not entered into currency exchange agreements, the amount would have been $22 million higher.

     To mitigate risks associated with changing interest rates on certain of its debt, CFC has entered into interest rate swap agreements. CFC manages exposure to counterparty credit risk by entering into such agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of interest rate exchange agreements on interest expense was immaterial in 1996, 1995 and 1994.

     The following table summarizes CFC's interest rate derivatives related to its debt:

                                                                                 NOTIONAL AMOUNTS
                                                                                  OUTSTANDING AND
                                                                                 WEIGHTED AVERAGE
                                                                                       RATES
                                                                               ---------------------
                                                                                    DECEMBER 31
                                             VARIABLE            MATURING      ---------------------
  UNDERLYING FINANCIAL INSTRUMENTS         RATE INDICES          THROUGH        1996           1995
-------------------------------------   -------------------      --------      ------         ------
                                                                                  (IN MILLIONS OF
                                                                                     DOLLARS)
PAY FIXED INTEREST RATE SWAPS
  Short-term notes...................                              1998        $  250         $  250
     Weighted average pay rate.......                                             9.1%           9.1%
     Weighted average receive rate...      Money Market                           5.6%           5.9%
  Senior notes and debentures........                              1998        $  369         $   74
     Weighted average pay rate.......                                             5.4%           7.4%
     Weighted average receive rate...   Bankers Acceptances                       4.4%           6.6%
RECEIVE FIXED INTEREST RATE SWAPS
  Senior notes and debentures........                              2002        $1,436         $  750
     Weighted average pay rate.......          LIBOR                              8.1%           7.5%
     Weighted average receive rate...                                             9.0%           8.3%
VARIABLE INTEREST RATE SWAPS
  Senior notes and debentures........                              1999        $1,611         $1,611
     Weighted average pay rate.......          LIBOR                              5.5%           5.9%
     Weighted average receive rate...      Federal Funds                          5.6%           6.1%

     CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1997 and a $6 billion facility expiring in April 2001. Neither of the revolving credit facilities was drawn upon at December 31, 1996.

     At December 31, 1996, Chrysler (excluding CFC) had a $2.4 billion revolving credit agreement which expires in April 2001. The revolving credit agreement was not drawn upon at December 31, 1996.

     See also Note 13. Extraordinary Item -- Loss on Early Extinguishment of
Debt.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES
--------------------

     Earnings before income taxes, extraordinary item, and the cumulative effect of a change in accounting principle were attributable to the following sources:

                                                                       YEAR ENDED DECEMBER 31
                                                                    ----------------------------
                                                                     1996       1995       1994
                                                                    ------     ------     ------
                                                                      (IN MILLIONS OF DOLLARS)
United States...................................................    $5,631     $3,179     $5,239
Foreign.........................................................       461        270        591
                                                                    ------     ------     ------
     Total......................................................    $6,092     $3,449     $5,830
                                                                    ======     ======     ======

     The provision for income taxes included in the consolidated statement of earnings was as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                    ----------------------------
                                                                     1996       1995       1994
                                                                    ------     ------     ------
                                                                      (IN MILLIONS OF DOLLARS)
Provision for income taxes before extraordinary item and the
  cumulative effect of a change in accounting principle.........    $2,372     $1,328     $2,117
Income tax benefit of the extraordinary item....................      (118)        --         --
Income tax benefit of the cumulative effect of a change in
  accounting principle..........................................        --        (59)        --
                                                                    ------     ------     ------
     Total......................................................    $2,254     $1,269     $2,117
                                                                    ======     ======     ======

                                                                       YEAR ENDED DECEMBER 31
                                                                    ----------------------------
                                                                     1996       1995       1994
                                                                    ------     ------     ------
                                                                      (IN MILLIONS OF DOLLARS)
Currently Payable:
  United States.................................................    $  963     $  879     $  876
  Foreign.......................................................        52         63         60
  State and local...............................................       119        200        116
                                                                    ------     ------     ------
                                                                     1,134      1,142      1,052
                                                                    ------     ------     ------
Deferred:
  United States.................................................       883        116        820
  Foreign.......................................................        76         48         73
  State and local...............................................       161        (37)       172
                                                                    ------     ------     ------
                                                                     1,120        127      1,065
                                                                    ------     ------     ------
     Total......................................................    $2,254     $1,269     $2,117
                                                                    ======     ======     ======

     Chrysler does not provide for U.S. income taxes or foreign withholding taxes on $2.3 billion in cumulative undistributed earnings of foreign subsidiaries because these earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liability for these undistributed foreign earnings.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES -- CONTINUED
---------------------------------

     A reconciliation of income taxes determined using the statutory U.S. rate of 35 percent to actual income taxes provided was as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                    ----------------------------
                                                                     1996       1995       1994
                                                                    ------     ------     ------
                                                                      (IN MILLIONS OF DOLLARS)
Tax at U.S. statutory rate......................................    $2,132     $1,207     $2,041
State and local taxes, net of federal tax benefit...............       197        116        191
Recognition of prior years' research and development tax
  credits.......................................................        --         --       (100)
Adjustments to reflect assessment of realizability of deferred
  tax assets....................................................        --        (29)       (32)
Other...........................................................        43         34         17
                                                                    ------     ------     ------
  Provision for income taxes before extraordinary item and the
     cumulative effect of a change in accounting principle......    $2,372     $1,328     $2,117
                                                                    ======     ======     ======
     Effective income tax rate..................................      38.9%      38.5%      36.3%
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

     The tax-effected temporary differences and carryforwards which comprised deferred tax assets and liabilities were as follows:

                                                        DECEMBER 31, 1996                DECEMBER 31, 1995
                                                  -----------------------------    -----------------------------
                                                   DEFERRED        DEFERRED         DEFERRED        DEFERRED
                                                  TAX ASSETS    TAX LIABILITIES    TAX ASSETS    TAX LIABILITIES
                                                  ----------    ---------------    ----------    ---------------
                                                                     (IN MILLIONS OF DOLLARS)
Nonpension postretirement benefits.............     $3,251          $    --          $3,121          $    --
Pensions.......................................         14            1,911               8            1,966
Accrued expenses...............................      2,692                2           2,698                2
Lease transactions.............................         --            1,828              --            1,734
Depreciation...................................         --            2,056              --            1,769
Prepaid employee benefits......................         --              394              --               --
Tax credit carryforwards.......................        211               --             211               --
Alternative minimum tax credit carryforwards...        107               --             282               --
State and local taxes..........................        105              129             160              109
Net operating loss ("NOL") carryforwards.......         42               --              77               --
Other..........................................        160              845             346              825
                                                    ------           ------          ------           ------
                                                     6,582            7,165           6,903            6,405
Valuation allowance............................         (8)              --              (3)              --
                                                    ------           ------          ------           ------
     Total.....................................     $6,574          $ 7,165          $6,900          $ 6,405
                                                    ======           ======          ======           ======

     Chrysler's tax credit carryforwards expire at various dates through the year 2010 and alternative minimum tax credit carryforwards have no expiration dates. NOL carryforwards totaled $119 million at December 31, 1996, of which $82 million may be used through the year 2008, and $37 million of which have

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES -- CONTINUED
---------------------------------

no expiration date. The valuation allowance was principally related to subsidiaries' NOL carryforwards. Changes in the valuation allowance were as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                       ------------------------
                                                                       1996      1995      1994
                                                                       ----      ----      ----
                                                                       (IN MILLIONS OF DOLLARS)
Balance at beginning of year........................................   $ 3       $ 77      $146
Utilization of NOL carryforwards....................................    --        (45)      (25)
Adjustments to reflect assessment of realizability of deferred tax
  assets............................................................    --        (29)      (32)
Other...............................................................     5         --       (12)
                                                                       ---       ----      ----
Balance at end of year..............................................   $ 8       $  3      $ 77
                                                                       ===       ====      ====

NOTE 9. COMMITMENTS AND CONTINGENCIES
-------------------------------------

LITIGATION

     Various claims and legal proceedings have been asserted or instituted against Chrysler, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that the final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any resulting adjustment should not materially affect its consolidated financial position.

ENVIRONMENTAL MATTERS

     Chrysler is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against Chrysler concerning environmental matters. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when a loss is probable and reasonably estimable. Chrysler's reserves for these environmental matters totaled $238 million and $271 million as of December 31, 1996 and 1995, respectively. It is reasonably possible that the final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any resulting adjustment should not materially affect its consolidated financial position.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES -- CONTINUED
--------------------------------------------------

OTHER MATTERS

     The majority of Chrysler's lease payments are for operating leases. At December 31, 1996, Chrysler had the following minimum rental commitments under operating leases with noncancelable lease terms in excess of one year: 1997 - $240 million; 1998 - $187 million; 1999 - $139 million; 2000 - $109 million;
2001 - $60 million; and 2002 and thereafter - $206 million. Future minimum lease commitments have not been reduced by minimum sublease rentals of $202 million due in the future under noncancelable subleases.

     Rental expense under operating leases were $470 million, $436 million and $407 million in 1996, 1995 and 1994, respectively. Sublease rentals of $58 million, $58 million and $60 million were received in 1996, 1995 and 1994, respectively.

     Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, approximating $1.6 billion at December 31, 1996.

     At December 31, 1996, Chrysler had guaranteed obligations of others in the amount of $89 million, none of which were secured by collateral.

NOTE 10. STOCK-BASED AND PROFIT-BASED COMPENSATION
--------------------------------------------------

STOCK-BASED COMPENSATION

     Chrysler accounts for stock option grants and awards under its two stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options have exercise prices of not less than the market value of Chrysler common stock at the date of grant. However, compensation cost was recognized for performance-based stock unit awards ("Performance Shares") since the awards have no exercise price. Compensation cost recognized for Performance Share awards was $30 million, $19 million and $4 million for 1996, 1995 and 1994, respectively.

     If compensation cost for stock option grants and Performance Share awards had been determined based on the fair value at the grant dates for 1996 and 1995 consistent with the method prescribed by SFAS No. 123, Chrysler's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                       1996        1995
                                                                      ------      ------
        Net earnings -- As reported................................   $3,529      $2,025
                     -- Pro forma..................................    3,527       2,025
        Primary earnings per share -- As reported..................   $ 4.77      $ 2.65
                                   -- Pro forma....................     4.79        2.65
        Fully diluted earnings per share -- As reported............   $ 4.74      $ 2.56
                                         -- Pro forma..............     4.76        2.56

     During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and Performance Share awards in 1996 and 1995 only. Since Chrysler's fixed stock option grants do not vest, except upon retirement from Chrysler, compensation cost is recognized over the expected life of the option (i.e., five years). In addition, Performance Share awards are recognized over performance cycles of two to five years. Therefore, the pro forma amounts for compensation cost may not be indicative of the effects on net earnings and earnings per share for future years.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED AND PROFIT-BASED COMPENSATION -- CONTINUED
---------------------------------------------------------------

STOCK-BASED COMPENSATION -- CONTINUED

Fixed Stock Option Compensation Plans
-------------------------------------

     In accordance with Chrysler's stock-based compensation plans, Chrysler may grant stock options, stock appreciation rights, and other stock-related incentives to officers, key employees and nonemployee directors of Chrysler.

     Outstanding options, consisting of ten-year nonqualified stock options, generally become exercisable on up to 40 percent, 70 percent and 100 percent of the shares after one year, two years and three years, respectively, from the date of grant. The outstanding options do not vest, except upon retirement from Chrysler, and are contingent upon continued employment during the applicable ten-year period. Shares available for granting options at the end of 1996, 1995 and 1994 were 11.6 million, 22.4 million and 30.2 million, respectively.

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 4.8 and 4.8 percent, expected volatility of 31 and 36 percent, risk-free interest rates of 6.7 and 5.8 percent, and expected lives of five and five years.

     A summary of the status of fixed stock option grants under Chrysler's stock-based compensation plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                            1996                        1995                        1994
                                  ------------------------    ------------------------    ------------------------
                                             WEIGHTED-AVG.               WEIGHTED-AVG.               WEIGHTED-AVG.
                                  OPTIONS      EXERCISE       OPTIONS      EXERCISE       OPTIONS      EXERCISE
                                  (MILS)         PRICE        (MILS)         PRICE        (MILS)         PRICE
                                  -------    -------------    -------    -------------    -------    -------------
Outstanding at beginning of
  year.........................     29.4        $ 19.40         26.2        $ 15.61         22.3        $ 11.92
Granted........................      9.2          28.66          7.3          24.42          6.5          23.97
Exercised......................     (7.2)         16.11         (3.7)         10.58         (2.5)          9.76
Forfeited......................     (2.9)         14.79         (0.4)         14.56         (0.1)         15.80
                                   -----                       -----                       -----
Outstanding at end of year.....     28.5          23.68         29.4          19.40         26.2          15.61
                                   =====                       =====                       =====
Options exercisable at year
  end..........................     13.3        $ 20.12         17.0        $ 17.20         15.0        $ 14.02
Weighted-average fair value of
  options granted during the
  year.........................    $6.87                       $6.49

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                     --------------------------------------------     -------------------------
                                                    WEIGHTED-AVG.                 WEIGHTED-AVG.
    RANGE OF         OPTIONS     WEIGHTED-AVG.        EXERCISE        OPTIONS       EXERCISE
EXERCISE PRICES      (MILS)      REMAINING LIFE         PRICE         (MILS)          PRICE
----------------     -------     --------------     -------------     -------     -------------
$ 5.87 to $10.00        1.3            3.7years        $  7.39           1.3         $  7.39
 10.01 to  15.00        2.1            4.0               10.59           2.1           10.59
 15.01 to  20.00        0.3            4.8               16.68           0.3           16.68
 20.01 to  25.00       15.4            7.1               23.91           9.3           23.68
 25.01 to  30.00        9.0            8.9               28.48           0.1           27.43
 30.01 to  33.83        0.4            5.8               32.17           0.2           31.35
                       ----                                             ----
$ 5.87 to $33.83       28.5            7.2             $ 23.68          13.3         $ 20.12
                       ====                                             ====

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED AND PROFIT-BASED COMPENSATION -- CONTINUED
---------------------------------------------------------------

STOCK-BASED COMPENSATION -- CONTINUED

Performance-Based Stock Compensation Plan
-----------------------------------------

     Chrysler's stock-based compensation plans also provide for the awarding of Performance Shares, which reward attainment of performance objectives. Performance Shares are awarded at the commencement of a performance cycle (two to five years) to each eligible executive (officers and a limited number of senior executives). At the end of each cycle, participants may earn no shares, or a number of Performance Shares ranging from a set minimum to a maximum of 125 percent of the award for that cycle, as determined by a committee of the Board of Directors based on Chrysler's performance in relation to the performance goals established at the beginning of the performance cycle.

     Under SFAS No. 123, the fair value of each Performance Share award is estimated at the date of grant based on the market value of a share of Chrysler common stock on the date of grant.

     Unearned Performance Share awards outstanding as of December 31, 1996, 1995 and 1994 were 0.8 million, 1.1 million and 0.6 million, respectively. As of December 31, 1996, the 0.8 million Performance Share awards outstanding have a weighted-average remaining life of 1.4 years.

PROFIT-BASED COMPENSATION

     Chrysler has programs under which additional incentive compensation and profit sharing is paid to certain hourly and salaried employees based primarily on Chrysler's profitability.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY
-----------------------------

     Information with respect to shareholders' equity was as follows (shares in millions):



                                                                                              YEAR ENDED DECEMBER 31
                                                                                          ----------------------------
                                                                                            1996       1995      1994
                                                                                           -------    -------   ------
                                                                                             (IN MILLIONS OF DOLLARS)
PREFERRED STOCK:
  Balance at beginning of year.........................................                    $     *    $     2   $    2
     Conversions into common stock.....................................                          *         (2)      --
                                                                                           -------    -------   ------
  Balance at end of year...............................................                    $     *    $     *   $    2
                                                                                           =======    =======   ======
COMMON STOCK:
  Balance at beginning of year.........................................                    $   408    $   364   $  364
     Effect of two-for-one stock split.................................                        410         --       --
     Conversions of preferred stock....................................                          4         44       --
                                                                                           -------    -------   ------
  Balance at end of year...............................................                    $   822    $   408   $  364
                                                                                           =======    =======   ======
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year.........................................                    $ 5,506    $ 5,536   $5,533
     Effect of two-for-one stock split.................................                       (410)        --       --
     Conversions of preferred stock....................................                         (4)       (42)      --
     Shares issued under employee benefit plans........................                         37         12        3
                                                                                           -------    -------   ------
  Balance at end of year...............................................                    $ 5,129    $ 5,506   $5,536
                                                                                           =======    =======   ======
RETAINED EARNINGS:
  Balance at beginning of year.........................................                    $ 6,280    $ 5,006   $1,170
     Net earnings......................................................                      3,529      2,025    3,713
     Dividends declared................................................                     (1,016)      (777)    (470)
     Adjustment of additional minimum pension liability................                         24        (42)     626
     Net unrealized gains (losses) on investments in certain debt
      and equity securities............................................                        (23)        44      (21)
     Other adjustments.................................................                         35         24      (12)
                                                                                           -------    -------   ------
  Balance at end of year...............................................                    $ 8,829    $ 6,280   $5,006
                                                                                           =======    =======   ======
TREASURY STOCK:
  Balance at beginning of year.........................................                    $(1,235)   $  (214)  $ (233)
     Shares of common stock repurchased (1996 -- 66; 1995 -- 23
      (on a pre-split basis))..........................................                     (2,041)    (1,047)      --
     Shares issued under employee benefit plans (1996 -- 7; 1995 -- 2
      and 1994 -- 1 (on a pre-split basis))............................                         67         26       19
                                                                                           -------    -------   ------
  Balance at end of year...............................................                    $(3,209)   $(1,235)  $ (214)
                                                                                           =======    =======   ======


-------------------------
* Less than $1 million

     In May 1996, Chrysler declared a two-for-one stock split in the form of a 100 percent stock dividend which was distributed on July 15, 1996 to shareholders of record on June 15, 1996. All per share data and the average common and dilutive equivalent shares outstanding have been adjusted to reflect this stock split for all periods presented. The number of common shares issued, outstanding and held in treasury for 1996 have been adjusted to reflect this stock split. In addition, the par value of the new shares issued as a result of the

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY -- CONTINUED
------------------------------------------

two-for-one stock split has been transferred from additional paid-in capital to common stock. Additional paid-in capital, common stock balances, common shares issued, outstanding and held in treasury for prior periods have not been restated for the two-for-one stock split.

     During 1996, Chrysler repurchased 66 million shares of its common stock at a cost of $2.0 billion (including $16 million in unsettled repurchases at December 31, 1996). In December 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1997 common stock repurchases from $1 billion to $2 billion. The planned 1997 common stock repurchases are subject to market and general economic conditions. Since beginning its common stock repurchase program in 1995, Chrysler has repurchased 112 million shares of its common stock at a cost of $3.1 billion. As of December 31, 1996, 42,131 shares of Preferred Stock were outstanding and convertible into 2.3 million shares of Chrysler common stock.

     The annual dividend on the Series A Convertible Preferred Stock (the "Preferred Stock") is $46.25 per share. The Preferred Stock is convertible, unless previously redeemed, at a rate (subject to adjustment in certain events) of 55.56 shares of common stock for each share of Preferred Stock. The Preferred Stock is not redeemable prior to January 22, 1997. Thereafter, Chrysler may redeem the Preferred Stock, in whole or in part, at $523.13 per share of Preferred Stock for the period ending December 31, 1997 and thereafter declining ratably annually to $500.00 per share after December 31, 2001, plus accrued and unpaid dividends.

     In February 1988, the Board of Directors declared and distributed a dividend of one Preferred Share Purchase Right (a "Right") for each then outstanding share of Chrysler's common stock and authorized the distribution of one Right with respect to each subsequently issued share of common stock. Each Right, as most recently amended and as adjusted to reflect the May 1996 two-for-one stock split, entitles a shareholder to purchase one two-hundredth of a share of Junior Participating Cumulative Preferred Stock of Chrysler at a price of $60. The Rights are attached to the common stock and are not represented by separate certificates or exercisable until the earliest to occur of (i) 10 days following the time (the "Stock Acquisition Time") of a public announcement or communication to Chrysler that a person or group of persons has acquired or obtained the right to acquire 15 percent or more of Chrysler's outstanding common stock, other than as a result of a "Qualifying Offer" -- an all-cash, fully-financed tender offer for all shares of Chrysler's common stock that is held open for at least 60 business days and is accompanied by an investment banker's fairness opinion -- and (ii) 10 business days after a person or group of persons announces or commences a tender offer that would result, if successful, in the bidder owning 15 percent or more of Chrysler's outstanding common stock, other than as a result of a Qualifying Offer. If the acquiring person or group acquires 15 percent or more of the common stock (except pursuant to a tender offer made for all of Chrysler's common stock, and determined by Chrysler's independent directors to be fair and in the best interests of Chrysler and its shareholders), then each Right (other than those held by the acquiror) will entitle its holder to buy, for $60, a number of shares of Chrysler's common stock having a market value of $120. Similarly, if after the Stock Acquisition Time, Chrysler is acquired in a merger or other business combination and is not the surviving corporation, or 50 percent or more of its assets, cash flow or earning power is sold, each Right (other than those held by the surviving or acquiring company) will entitle its holder to purchase, for $60, shares of the surviving or acquiring company having a market value of $120. Chrysler's directors may redeem the Rights at $0.05 per Right, and may amend the Rights or extend the time during which the Rights may be redeemed, only prior to the Stock Acquisition Time. Additionally, at any time after a person or group acquires 15 percent or more, but less than 50 percent, of Chrysler's common stock, Chrysler's directors may exchange the Rights (other than those held by the acquiror), in whole or in part, at an exchange ratio of one share of common stock (or a fractional share of preferred stock with equivalent voting rights) per Right. The Rights will expire on February 22, 1998.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY -- CONTINUED
------------------------------------------

     Of the 1.0 billion shares of authorized common stock at December 31, 1996, 44 million shares were reserved for issuance under Chrysler's various employee benefit plans and the conversion of the Preferred Stock.

     Primary earnings per-common-share amounts were computed by dividing earnings after deduction of preferred stock dividends by the average number of common and dilutive equivalent shares outstanding. Fully diluted per-common-share amounts assume conversion of the Preferred Stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalents outstanding.

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS
-----------------------------------------------

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

     Contributions to the pension trust fund for U.S. plans are in compliance with the Employee Retirement Income Security Act of 1974, as amended. All pension trust fund assets and income accruing thereon are used solely to pay pension benefits and administer the plans. Chrysler contributed $941 million, $838 million and $2.6 billion to the pension funds during 1996, 1995 and 1994, respectively.

     At December 31, 1996, plan assets were invested in a diversified portfolio that consisted primarily of debt and equity securities, including 5.0 million shares of Chrysler common stock with a market value of $166 million. During 1996, $23 million of dividends were received on Chrysler common stock.

     The components of pension expense were as follows:

                                                                YEAR ENDED DECEMBER 31
                               -----------------------------------------------------------------------------------------
                                          1996                           1995                           1994
                               ---------------------------    ---------------------------    ---------------------------
                                          NON-                           NON-                           NON-
                                U.S.      U.S.                 U.S.      U.S.                 U.S.      U.S.
                                PLANS     PLANS     TOTAL      PLANS     PLANS     TOTAL      PLANS     PLANS     TOTAL
                               -------    -----    -------    -------    -----    -------    -------    -----    -------
                                                                 (IN MILLIONS OF DOLLARS)
Service cost -- benefits
  earned during the year....   $   305    $  29    $   334    $   233    $  20    $   253    $   275    $  29    $   304
Interest on projected
  benefit obligation........       915       99      1,014        903       90        993        833       86        919
Return on plan assets:
  Actual return.............    (1,953)    (249)    (2,202)    (2,572)    (168)    (2,740)       183       11        194
  Deferred (loss) gain......       687      139        826      1,465       67      1,532     (1,106)    (116)    (1,222)
                               -------    -----    -------    -------    -----    -------    -------    -----    -------
  Expected return...........    (1,266)    (110)    (1,376)    (1,107)    (101)    (1,208)      (923)    (105)    (1,028)
Net amortization and
  other.....................       523       62        585        328       39        367        471       48        519
                               -------    -----    -------    -------    -----    -------    -------    -----    -------
    Total...................   $   477    $  80    $   557    $   357    $  48    $   405    $   656    $  58    $   714
                               =======    =====    =======    =======    =====    =======    =======    =====    =======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
------------------------------------------------------------

PENSION PLANS -- CONTINUED

     Pension expense is determined using assumptions at the beginning of the year. The projected benefit obligation ("PBO") is determined using the assumptions at the end of the year. Assumptions used to determine pension expense and the PBO were:

                                                             DECEMBER 31
                               ------------------------------------------------------------------------
                                            U.S. PLANS                          NON-U.S. PLANS
                               ------------------------------------    --------------------------------
                                1996      1995      1994      1993     1996     1995     1994     1993
                               ------    ------    ------    ------    -----    -----    -----    -----
Discount rate...............    7.25%     7.00%     8.63%     7.38%    7.50%    8.25%    9.75%    8.25%
Rate of increase in future
  compensation levels.......    6.00%     6.00%     6.00%     6.00%    6.00%    6.00%    6.00%    6.00%
Long-term rate of return on
  plan assets...............   10.00%    10.00%    10.00%    10.00%    9.00%    9.00%    9.00%    9.00%

     The increase in the discount rate for U.S. Plans from 7.00 percent as of December 31, 1995 to 7.25 percent as of December 31, 1996 resulted in a $306 million decrease in the PBO at December 31, 1996 and is expected to result in a $16 million decrease in 1997 pension expense. Scheduled increases in benefits under the 1996 U.S. collective bargaining agreements resulted in a $706 million increase in the PBO in 1996 and is expected to result in a $101 million increase in 1997 pension expense. The increase in 1997 pension expense as a result of the 1996 U.S. collective bargaining agreements is expected to be more than offset by a reduction in 1997 pension expense resulting from an increase in expected return on U.S. plan assets.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
------------------------------------------------------------

PENSION PLANS -- CONTINUED

     The following table presents a reconciliation of the funded status of the plans with amounts recognized in the consolidated balance sheet:

                                                                        DECEMBER 31, 1996
                                            --------------------------------------------------------------------------
                                                     U.S. PLANS                      NON-U.S. PLANS
                                            -----------------------------   --------------------------------
                                             ASSETS     ACCUM.               ASSETS     ACCUM.
                                             EXCEED    BENEFITS              EXCEED    BENEFITS
                                             ACCUM.     EXCEED     U.S.      ACCUM.     EXCEED     NON-U.S.
                                            BENEFITS    ASSETS     TOTAL    BENEFITS    ASSETS      TOTAL       TOTAL
                                            --------   --------   -------   --------   --------   ----------   -------
                                                                     (IN MILLIONS OF DOLLARS)
Actuarial present value of benefits:
  Vested................................... $ 11,055    $  336    $11,391    $1,363      $ --       $1,363     $12,754
  Nonvested................................    2,270        91      2,361        28        --           28       2,389
                                             -------     -----    -------    ------      ----       ------     -------
Accumulated benefit obligation.............   13,325       427     13,752     1,391        --        1,391      15,143
Effect of projected future salary
  increases................................      319         6        325        19        --           19         344
                                             -------     -----    -------    ------      ----       ------     -------
PBO........................................   13,644       433     14,077     1,410        --        1,410      15,487
Plan assets at fair value..................   15,107       279     15,386     1,481        --        1,481      16,867
                                             -------     -----    -------    ------      ----       ------     -------
PBO less than/(in excess of) plan assets...    1,463      (154)     1,309        71        --           71       1,380
Unrecognized net loss/(gain)...............      489        41        530       492        --          492       1,022
Unrecognized prior service cost............    1,847       160      2,007       166        --          166       2,173
Unamortized net obligation at date of
  adoption.................................      713         1        714         6        --            6         720
Adjustment required to recognize minimum
  liability................................       --      (200)      (200)       --        --           --        (200)
                                             -------     -----    -------    ------      ----       ------     -------
Net prepaid pension asset/(liability)
  recognized in the consolidated balance
  sheet.................................... $  4,512    $ (152)   $ 4,360    $  735      $ --       $  735     $ 5,095
                                            ========    ======    =======    ======      ====       ======     =======

                                                                        DECEMBER 31, 1995
                                            --------------------------------------------------------------------------
                                                     U.S. PLANS                      NON-U.S. PLANS
                                            -----------------------------   --------------------------------
                                             ASSETS     ACCUM.               ASSETS     ACCUM.
                                             EXCEED    BENEFITS              EXCEED    BENEFITS
                                             ACCUM.     EXCEED     U.S.      ACCUM.     EXCEED     NON-U.S.
                                            BENEFITS    ASSETS     TOTAL    BENEFITS    ASSETS      TOTAL       TOTAL
                                            --------   --------   -------   --------   --------   ----------   -------
                                                                    (IN MILLIONS OF DOLLARS)
Actuarial present value of benefits:
  Vested...................................  $ 9,644    $  376    $10,020    $1,132      $  9       $1,141     $11,161
  Nonvested................................    2,622        79      2,701        23         1           24       2,725
                                             -------    ------    -------    ------      ----       ------     -------
Accumulated benefit obligation.............   12,266       455     12,721     1,155        10        1,165      13,886
Effect of projected future salary
  increases................................      252         9        261        12         2           14         275
                                             -------    ------    -------    ------      ----       ------     -------
PBO........................................   12,518       464     12,982     1,167        12        1,179      14,161
Plan assets at fair value..................   13,353        86     13,439     1,218        --        1,218      14,657
                                             -------    ------    -------    ------      ----       ------     -------
PBO less than/(in excess of) plan assets...      835      (378)       457        51       (12)          39         496
Unrecognized net loss/(gain)...............    1,292        79      1,371       485        (1)         484       1,855
Unrecognized prior service cost............    1,258        39      1,297       187        --          187       1,484
Unamortized net obligation at date of
  adoption.................................      855         1        856         4         4            8         864
Adjustment required to recognize minimum
  liability................................       --      (114)      (114)       --        (1)          (1)       (115)
                                             -------    ------    -------    ------      ----       ------     -------
Net prepaid pension asset/(liability)
  recognized in the consolidated balance
  sheet....................................  $ 4,240    $ (373)   $ 3,867    $  727      $(10)      $  717     $ 4,584
                                             =======    ======    =======    ======      ====       ======     =======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
------------------------------------------------------------

PENSION PLANS -- CONTINUED

     Included in Other assets on the consolidated balance sheet as of December 31, 1996 and 1995, was noncurrent prepaid pension expense of $4.9 billion and $4.7 billion, respectively.

NONPENSION POSTRETIREMENT BENEFITS

     Chrysler provides health and life insurance benefits to substantially all of its hourly and salaried employees and those of certain of its consolidated subsidiaries. Upon retirement from Chrysler, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically.

     The components of nonpension postretirement benefit expense were as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                       ------------------------
                                                                       1996      1995      1994
                                                                       ----      ----      ----
                                                                       (IN MILLIONS OF DOLLARS)
Benefits attributed to employees' service...........................   $191      $136      $178
Interest on accumulated nonpension postretirement benefit
  obligation........................................................    671       670       665
Net amortization....................................................     (5)      (48)       (9)
                                                                       ----      ----      ----
       Total........................................................   $857      $758      $834
                                                                       ====      ====      ====

     The following table reconciles the components of the accumulated nonpension postretirement benefit obligation with amounts recognized in the consolidated balance sheet:

                                                                              DECEMBER 31
                                                                          --------------------
                                                                           1996         1995
                                                                          ------       -------
                                                                            (IN MILLIONS OF
                                                                                DOLLARS)
Accumulated nonpension postretirement benefit obligation ("ANPBO")
  attributable to:
  Retirees.............................................................   $4,976       $ 4,798
  Active employees eligible for benefits...............................    1,935         1,761
  Other active employees...............................................    3,010         3,273
                                                                          ------       -------
     Total ANPBO.......................................................    9,921         9,832
  Unrecognized prior service cost......................................      (36)          237
  Unrecognized net loss................................................     (760)       (1,344)
                                                                          ------       -------
       Total...........................................................   $9,125       $ 8,725
                                                                          ======       =======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
------------------------------------------------------------

NONPENSION POSTRETIREMENT BENEFITS -- CONTINUED

     Nonpension postretirement benefit expense is determined using assumptions at the beginning of the year. The ANPBO is determined using the assumptions at the end of the year. Assumptions used to determine nonpension postretirement benefit expense and the ANPBO were:

                                                                               DECEMBER 31
                                                                         ------------------------
                                                                         1996      1995      1994
                                                                         ----      ----      ----
Discount rate.........................................................   7.3%      7.0%      8.6%
Health care inflation rate in following (or "base") year..............   7.0%      7.5%      7.5%
Ultimate health care inflation rate (2002)(1).........................   5.0%      5.4%      5.5%
Average health care inflation rate (base year through 2002)...........   5.4%      5.8%      6.1%

-------------------------
(1) Rate decreases annually through the year 2002

     The increase in the discount rate from 7.0 percent as of December 31, 1995 to 7.3 percent as of December 31, 1996 resulted in a $221 million decrease in the ANPBO in 1996, and is expected to result in a $5 million decrease in nonpension postretirement benefit expense in 1997.

     A one percentage point increase in the assumed health care inflation rate in each year would have increased the ANPBO at December 31, 1996, by $1.2 billion and would have increased the aggregate of the service and interest cost components of nonpension postretirement benefit expense in 1996 by $117 million.

VOLUNTARY EARLY RETIREMENT PROGRAMS

     During 1996, 1995 and 1994, the cost of voluntary early retirement programs, which are periodically offered to certain salaried and hourly employees, was $97 million, $22 million and $77 million, respectively, and is included in employee retirement benefit expense.

PREPAID EMPLOYEE BENEFITS

     In December 1996, Chrysler prepaid certain 1997 nonpension employee benefits by contributing $1.1 billion to a Voluntary Employees' Beneficiary Association trust and other employee benefit plans.

NOTE 13. EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT
-------------------------------------------------------------------

     In December 1996, Chrysler extinguished $550 million, or 50 percent, of the outstanding principal amount of its Auburn Hills Trust Guaranteed Exchangeable Certificates Due 2020 (the "Certificates") at a cost of $859 million. The extinguishment of the Certificates resulted in an extraordinary after-tax loss of $191 million (net of income tax benefit of $118 million), or $0.26 per common share. At December 31, 1996, $550 million of the Certificates remained outstanding. The remaining Certificates outstanding are not redeemable prior to maturity and carry a current interest rate of 12 percent. In addition, Chrysler entered into forward contracts (notional amount $520 million) to mitigate interest rate risk related to debt Chrysler intends to incur in the first quarter of 1997 to refinance the extinguished Certificates. The refinancing is subject to market and general economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SALES OF ASSETS
------------------------

     In 1996, Chrysler sold Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS") for net proceeds of $476 million. ESI and CTAS were engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represented substantially all of the operations of Chrysler Technologies Corporation, a wholly owned subsidiary of Chrysler. The sale resulted in a pretax gain of $101 million ($87 million after taxes) which is included in Costs, other than items below in the consolidated statement of earnings for 1996. Also in 1996, CFC sold certain nonautomotive assets for net proceeds of $225 million, which approximated the net book value of the assets.

     In 1994, Chrysler sold its wire harness operations and certain of its soft trim operations, and entered into five-year supply agreements with each of the purchasers. Aggregate net proceeds from the sales and the supply agreements were $315 million. The related pretax gains of $254 million were deferred and are being recognized over the periods of the respective supply agreements.

NOTE 15. LOSSES ON ASSETS TO BE SOLD
------------------------------------

     Consistent with its strategy to focus on its core automotive business, in 1996, Chrysler committed to a plan of disposal for Thrifty Rent-A-Car System, Inc. ("Thrifty"). In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a pretax loss of $65 million ($100 million after taxes) was recognized in 1996 to write down Thrifty's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of Thrifty is based principally on an analysis of non-binding bids. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for 1996. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Thrifty's assets and liabilities at December 31, 1996, and its results of operations for 1996 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. Chrysler is continuing with its efforts to sell Thrifty and is uncertain when the sale of Thrifty may occur.

     In the fourth quarter of 1996, Chrysler signed an agreement to sell Pentastar Electronics, Inc. ("PEI") for net proceeds of $17 million. PEI produces automatic test equipment for military applications and represents the remaining operations of Chrysler Technologies Corporation. In accordance with SFAS No. 121, a pretax loss of $77 million ($51 million after taxes) was recognized in the fourth quarter of 1996 to write down PEI's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of PEI was based on the terms of the agreement. Included in the cost to sell PEI is an estimate for job security benefits, special early retirement benefits and other employee costs related to employees which Chrysler agreed to retain. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for 1996. PEI's assets and liabilities at December 31, 1996, and its results of operations for 1996 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. The sale of PEI was completed on January 10, 1997.

NOTE 16. SPECIAL PLANT PROVISION
--------------------------------

     In 1995, Chrysler recorded a $263 million provision ($162 million after taxes) for costs associated with production changes at its Newark assembly plant. Newark production of the Chrysler Concorde and Dodge Intrepid was reduced to one shift in August 1995 and terminated in July 1996. Production of an all-new sport utility vehicle, the Dodge Durango, is scheduled to begin at the Newark assembly plant in the fall of 1997. The provision reflects the recognition of supplemental unemployment benefits, job security benefits and other

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SPECIAL PLANT PROVISION -- CONTINUED
---------------------------------------------

related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings for 1995.

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

     Supplemental disclosures to the consolidated statement of cash flows were as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                     --------------------------
                                                                      1996       1995      1994
                                                                     ------      ----      ----
                                                                      (IN MILLIONS OF DOLLARS)
Interest paid (net of amounts capitalized):
  Chrysler, excluding CFC.........................................   $  227      $105      $195
  CFC.............................................................      788       847       733
Interest capitalized..............................................      156       204       177
Income taxes paid, net of refunds received........................    1,206       944       910

     CFC acquired $1.0 billion, $250 million and $300 million of asset-backed securities in non-cash transactions relating to the securitization of retail receivables during 1996, 1995 and 1994, respectively.

NOTE 18. FINANCIAL INSTRUMENTS
------------------------------

     The estimated fair values of financial instruments have been determined by Chrysler using available market information and the valuation methodologies described below. However, judgment is often required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that Chrysler could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     Amounts related to Chrysler's financial instruments were as follows:

                                                      DECEMBER 31, 1996          DECEMBER 31, 1995
                                                    ---------------------      ---------------------
                                                    CARRYING       FAIR        CARRYING       FAIR
                                                     AMOUNT        VALUE        AMOUNT        VALUE
                                                    --------      -------      --------      -------
                                                                (IN MILLIONS OF DOLLARS)
BALANCE SHEET FINANCIAL INSTRUMENTS
  Marketable securities..........................   $  2,594      $ 2,594      $  2,582      $ 2,583
  Finance receivables and retained
     interests(1)................................     10,353       10,315        11,823       11,827
  Debt...........................................     13,448       13,929        14,368       15,331
  Currency exchange agreements(2)................         52           57           175          200

-------------------------
(1) The carrying value of finance receivables and retained interests excludes $1,986 million and $1,800 million of direct finance and leveraged leases classified as finance receivables in the consolidated balance sheet at December 31, 1996 and 1995, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FINANCIAL INSTRUMENTS -- CONTINUED
-------------------------------------------

                                                    DECEMBER 31, 1996                DECEMBER 31, 1995
                                               ---------------------------      ---------------------------
                                               CONTRACT OR      UNREALIZED      CONTRACT OR      UNREALIZED
                                                NOTIONAL          GAINS/         NOTIONAL          GAINS/
                                                 AMOUNT          (LOSSES)         AMOUNT          (LOSSES)
                                               -----------      ----------      -----------      ----------
                                                                 (IN MILLIONS OF DOLLARS)
OTHER FINANCIAL INSTRUMENTS
  Interest rate swaps
     With unrealized gains..................     $ 1,246           $ 14           $   750           $ 26
     With unrealized losses.................       2,420            (22)            1,935            (33)
  Forward contracts.........................         520             (3)               --             --
  Currency forward contracts
     With unrealized gains..................       2,028             90               573             14
     With unrealized losses.................         680            (47)              885            (26)
  Purchased currency options(1)
     With unrealized gains..................          35              2               328             23
     With unrealized losses.................          --             --               418            (10)

-------------------------
(1) Includes purchased currency options with a notional amount of $351 million at December 31, 1995 which have been effectively closed out with written currency options also with a notional amount of $351 million.

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.

     The methods and assumptions used to estimate the fair values of balance sheet and other financial instruments are summarized as follows:

Marketable securities
----------------------

     The fair values of marketable securities were estimated using quoted market prices.

Finance receivables and retained interests in sold receivables
---------------------------------------------------------------

     The carrying value of variable-rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed-rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of the date of the consolidated balance sheet. The fair values of residual cash flows and other subordinated amounts due CFC arising from receivable sale transactions were estimated by discounting expected cash flows at current market rates.

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

NOTE 18. FINANCIAL INSTRUMENTS -- CONTINUED
-------------------------------------------

Currency exchange agreements
----------------------------

     The fair values of currency exchange agreements were estimated by discounting the expected cash flows using market exchange rates and relative market interest rates over the remaining terms of the agreements. Currency exchange agreements are more fully described in Notes 1 and 7.


Interest rate swaps
-------------------

     The fair values of interest rate swaps were estimated by discounting expected cash flows using quoted market interest rates. Interest rate swaps are more fully described in Notes 1 and 7.


Forward contracts
-----------------

     The fair values of forward contracts were estimated by discounting expected cash flows using quoted market interest rates. Forward contracts are more fully described in Note 1.


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


NOTE 19. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA
--------------------------------------------------

INDUSTRY SEGMENT DATA
---------------------

     Chrysler operates in two principal industry segments: Car and Truck and Financial Services. The Car and Truck segment is comprised of the automotive operations of Chrysler, which includes the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Based on assets, revenues and earnings, automotive operations represent the majority of Chrysler's business activities. The Financial Services segment is comprised of CFC, which is engaged principally in retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management. Chrysler also participates in short-term vehicle rental activities through its Car Rental Operations. The Car Rental Operations represent less than 10 percent of revenues, operating profits and identifiable assets, and have been included in the Car and Truck segment. Chrysler's operations are conducted primarily in North America including the United States, Canada and Mexico.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA -- CONTINUED
---------------------------------------------------------------

INDUSTRY SEGMENT DATA -- CONTINUED
----------------------------------

     Information concerning operations by industry segment was as follows:

                                                                    CAR       FINANCIAL
                                                                 AND TRUCK    SERVICES     CONSOLIDATED
                                                                 ---------    ---------    ------------
                                                                         (IN MILLIONS OF DOLLARS)
DECEMBER 31, 1996
-----------------
Revenues:
  Unaffiliated customers......................................    $59,006      $  2,391      $ 61,397
  Intersegment................................................         15           160            --
                                                                  -------       -------       -------
Total revenues................................................     59,021         2,551        61,397
Operating earnings............................................      5,767           613         6,269
Interest expense..............................................        288            --           177
Earnings before income taxes, extraordinary item, and
  cumulative effect of a change in accounting principle.......      5,479           613         6,092
Depreciation and special tools amortization...................      2,194           118         2,312
Capital expenditures..........................................      5,035           394         5,429
Identifiable assets...........................................     41,251        17,721        56,184
Liabilities...................................................     33,028        14,373        44,613

DECEMBER 31, 1995
-----------------
Revenues:
  Unaffiliated customers......................................    $50,966      $  2,229      $ 53,195
  Intersegment................................................         13           210            --
                                                                  -------       -------       -------
Total revenues................................................     50,979         2,439        53,195
Operating earnings............................................      3,202           522         3,550
Interest expense..............................................        275            --           101
Earnings before income taxes, extraordinary item, and
  cumulative effect of a change in accounting principle.......      2,927           522         3,449
Depreciation and special tools amortization...................      2,139            81         2,220
Capital expenditures..........................................      3,774           332         4,106
Identifiable assets...........................................     38,358        17,835        53,756
Liabilities...................................................     30,701        14,533        42,797

DECEMBER 31, 1994
-----------------
Revenues:
  Unaffiliated customers......................................    $50,381      $  1,854      $ 52,235
  Intersegment................................................          7           141            --
                                                                  -------       -------       -------
Total revenues................................................     50,388         1,995        52,235
Operating earnings............................................      5,826           315         6,020
Interest expense..............................................        311            --           190
Earnings before income taxes, extraordinary item, and
  cumulative effect of a change in accounting principle.......      5,515           315         5,830
Depreciation and special tools amortization...................      1,880            75         1,955
Capital expenditures..........................................      3,796           190         3,986
Identifiable assets...........................................     36,001        16,648        49,539
Liabilities...................................................     28,580        13,375        38,845

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA -- CONTINUED
--------------------------------------------------------------------------
GEOGRAPHIC AREA DATA
------------------------

     Information concerning operations by principal geographic area was as follows:

                                                UNITED                           ADJMTS.
                                                STATES     CANADA     OTHER     AND ELIMS.    CONSOLIDATED
                                                -------    -------    ------    ----------    ------------
                                                                 (IN MILLIONS OF DOLLARS)
DECEMBER 31, 1996
--------------------
Revenues:
  Unaffiliated customers.....................   $53,171    $ 4,446    $3,780     $      --      $ 61,397
  Transfers between geographic areas.........    10,540      7,999     5,121       (23,660)           --
                                                -------    -------    ------      --------       -------
Total revenues...............................    63,711     12,445     8,901       (23,660)       61,397
Earnings before income taxes, extraordinary
  item, and cumulative effect of a change in
  accounting principle.......................     5,631        224       237            --         6,092
Identifiable assets..........................    47,843      5,497     2,844            --        56,184
Net assets...................................     8,847      1,435     1,289            --        11,571
DECEMBER 31, 1995
--------------------
Revenues:
  Unaffiliated customers.....................   $47,289    $ 3,834    $2,072     $      --      $ 53,195
  Transfers between geographic areas.........     6,888      5,913     2,919       (15,720)           --
                                                -------    -------    ------      --------       -------
Total revenues...............................    54,177      9,747     4,991       (15,720)       53,195
Earnings before income taxes, extraordinary
  item, and cumulative effect of a change in
  accounting principle.......................     3,179         78       192            --         3,449
Identifiable assets..........................    46,794      4,531     2,431            --        53,756
Net assets...................................     8,411      1,310     1,238            --        10,959
DECEMBER 31, 1994
--------------------
Revenues:
  Unaffiliated customers.....................   $45,655    $ 3,888    $2,692     $      --      $ 52,235
  Transfers between geographic areas.........     7,452      7,301     2,385       (17,138)           --
                                                -------    -------    ------      --------       -------
Total revenues...............................    53,107     11,189     5,077       (17,138)       52,235
Earnings before income taxes, extraordinary
  item, and cumulative effect of a change in
  accounting principle.......................     5,239        208       383            --         5,830
Identifiable assets..........................    42,752      3,977     2,810            --        49,539

     Transfers between geographic areas are based on prices negotiated between the buying and selling locations.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

[DELOITTE & TOUCHE LETTERHEAD]

        ----------------------------------------------------------------
        Suite 900                        Telephone: (313) 396-3000
        600 Renaissance Center
        Detroit, Michigan  48243-1704

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Chrysler Corporation
Auburn Hills, Michigan

     We have audited the accompanying consolidated balance sheet of Chrysler Corporation and consolidated subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Corporation and consolidated subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in the notes to the financial statements, in 1995 the Company changed its method of accounting for sales of vehicles for which it has guaranteed a minimum resale value.

DELOITTE & TOUCHE LLP

January 21, 1997

[DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL LOGO]

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

R. J. Eaton                                      G. C. Valade
--------------------------------------------     --------------------------------------------
R. J. EATON                                      G. C. VALADE
Chairman of the Board, President and             Executive Vice President and
Chief Executive Officer                          Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)

                                      FIRST QUARTER      SECOND QUARTER       THIRD QUARTER      FOURTH QUARTER
                                    -----------------   -----------------   -----------------   -----------------
                                     1996     1995(1)   1996(2)   1995(3)   1996(4)   1995(3)   1996(5)    1995
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                             (IN MILLIONS OF DOLLARS EXCEPT PER-COMMON-SHARE DATA)
Sales of manufactured products..... $14,044   $12,829   $14,858   $11,653   $13,396   $11,184   $15,289   $13,935
Finance, insurance & other
  revenues.........................     912       784       981       863       960       825       957     1,122
                                    -------   -------   -------   -------   -------   -------   -------   -------
    Total revenues.................  14,956    13,613    15,839    12,516    14,356    12,009    16,246    15,057
    Total expenses.................  13,286    12,643    14,119    12,278    13,245    11,427    14,655    13,398
                                    -------   -------   -------   -------   -------   -------   -------   -------
Earnings before income taxes,
  extraordinary item, and
  cumulative effect of a change in
  accounting principle.............   1,670       970     1,720       238     1,111       582     1,591     1,659
Provision for income taxes.........     665       378       683       103       431       228       593       619
                                    -------   -------   -------   -------   -------   -------   -------   -------
Earnings before extraordinary item
  and cumulative effect of a change
  in accounting principle..........   1,005       592     1,037       135       680       354       998     1,040
Extraordinary item -- Loss on early
  extinguishment of debt...........      --        --        --        --        --        --      (191)       --
Cumulative effect of a change in
  accounting principle.............      --       (96)       --        --        --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
    Net earnings................... $ 1,005   $   496   $ 1,037   $   135   $   680   $   354   $   807   $ 1,040
Preferred stock dividends..........       1        14         1         3         1         2        --         2
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net earnings on common stock....... $ 1,004   $   482   $ 1,036   $   132   $   679   $   352   $   807   $ 1,038
                                    =======   =======   =======   =======   =======   =======   =======   =======
PRIMARY EARNINGS PER COMMON SHARE:
Earnings before extraordinary item
  and cumulative effect of a change
  in accounting principle.......... $  1.32   $  0.80   $  1.39   $  0.17   $  0.93   $  0.45   $  1.39   $  1.35
Extraordinary item.................      --        --        --        --        --        --     (0.27)       --
Cumulative effect of a change in
  accounting principle.............      --     (0.14)       --        --        --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net earnings per common share...... $  1.32   $  0.66   $  1.39   $  0.17   $  0.93   $  0.45   $  1.12   $  1.35
                                    =======   =======   =======   =======   =======   =======   =======   =======
FULLY DILUTED EARNINGS PER COMMON
  SHARE:
Earnings before extraordinary item
  and cumulative effect of a change
  in accounting principle.......... $  1.30   $  0.73   $  1.38   $  0.17   $  0.93   $  0.45   $  1.38   $  1.33
Extraordinary item.................      --        --        --        --        --        --     (0.26)       --
Cumulative effect of a change in
  accounting principle.............      --     (0.12)       --        --        --        --        --        --
                                    -------   -------   -------   -------   -------   -------   -------   -------
Net earnings per common share...... $  1.30   $  0.61   $  1.38   $  0.17   $  0.93   $  0.45   $  1.12   $  1.33
                                    =======   =======   =======   =======   =======   =======   =======   =======

-------------------------
(1) Results for the first quarter of 1995 included a $96 million after-tax charge for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force ("EITF") Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." First quarter results also included a $115 million charge ($71 million after taxes) for a voluntary minivan owner service action.
(2) Results for the second quarter of 1996 included a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. and Chrysler Technologies Airborne Systems, Inc. and a charge of $65 million ($100 million after taxes) to write down the carrying value of Thrifty Rent-A-Car System, Inc. to estimated fair value less cost to sell.
(3) Results for the second quarter of 1995 included a $232 million provision ($143 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant. The provision includes the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. During the third quarter of 1995, this provision was increased by $31 million to $263 million, primarily reflecting changes in the estimate for job security benefit costs.
(4) Results for the third quarter of 1996 included a charge of $88 million ($55 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees.
(5) Results for the fourth quarter of 1996 included a charge of $77 million ($51 million after taxes) to write down the carrying value of Pentastar Electronics, Inc. ("PEI") to estimated fair value less cost to sell and a charge of $50 million ($31 million after taxes) for lump sum retiree pension costs related to the new UAW collective bargaining agreement. The sale of PEI was completed on January 10, 1997.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                             STATEMENT OF EARNINGS
                                  (unaudited)

                                                                    YEAR ENDED DECEMBER 31
                                                               ---------------------------------
                                                                1996         1995         1994
                                                               -------      -------      -------
                                                                   (IN MILLIONS OF DOLLARS)
Sales of manufactured products..............................   $58,004      $49,747      $49,534
Equity in earnings of unconsolidated subsidiaries and
  affiliates................................................       565          535          237
Interest income and other revenues..........................       748          688          323
                                                               -------      -------      -------
                                              TOTAL REVENUES    59,317       50,970       50,094
                                                               -------      -------      -------
Costs, other than items below...............................    45,454       40,653       37,485
Depreciation and special tools amortization.................     2,186        2,132        1,873
Selling and administrative expenses.........................     3,985        3,408        3,146
Employee retirement benefits................................     1,383        1,132        1,532
Interest expense............................................       217          196          228
                                                               -------      -------      -------
                                              TOTAL EXPENSES    53,225       47,521       44,264
                                                               -------      -------      -------
                 EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY
                            ITEM, AND CUMULATIVE EFFECT OF A
                              CHANGE IN ACCOUNTING PRINCIPLE     6,092        3,449        5,830
Provision for income taxes..................................     2,372        1,328        2,117
                                                               -------      -------      -------
                      EARNINGS BEFORE EXTRAORDINARY ITEM AND
                            CUMULATIVE EFFECT OF A CHANGE IN
                                        ACCOUNTING PRINCIPLE     3,720        2,121        3,713
Extraordinary item -- Loss on early extinguishment of debt,
  net of taxes..............................................      (191)          --           --
Cumulative effect of a change in accounting principle, net
  of taxes..................................................        --          (96)          --
                                                               -------      -------      -------
                                                NET EARNINGS   $ 3,529      $ 2,025      $ 3,713
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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                                 BALANCE SHEET
                                  (unaudited)

                                                                              DECEMBER 31
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
                                                                            (IN MILLIONS OF
                                                                                DOLLARS)
ASSETS:
Cash and cash equivalents..............................................   $ 4,825      $ 4,980
Marketable securities..................................................     2,122        1,908
                                                                          -------      -------
  Total cash, cash equivalents and marketable securities...............     6,947        6,888
Accounts receivable -- trade and other (net)...........................       630          816
Inventories............................................................     4,364        3,762
Prepaid employee benefits, taxes and other expenses....................     1,893          948
Property and equipment.................................................    13,877       11,717
Special tools..........................................................     3,924        3,566
Investments in and advances from/to unconsolidated subsidiaries and
  affiliated companies.................................................     2,874        3,755
Intangible assets......................................................     1,627        1,718
Deferred tax assets....................................................     1,624        1,978
Other assets...........................................................     5,448        5,327
                                                                          -------      -------
                                                           TOTAL ASSETS   $43,208      $40,475
                                                                          =======      =======
LIABILITIES:
Accounts payable.......................................................   $ 8,238      $ 7,654
Short-term debt........................................................       346          140
Payments due within one year on long-term debt.........................        22           48
Accrued liabilities and expenses.......................................     8,525        6,741
Long-term debt.........................................................     1,206        1,763
Accrued noncurrent employee benefits...................................     9,365        9,156
Other noncurrent liabilities...........................................     3,935        4,014
                                                                          -------      -------
                                                      TOTAL LIABILITIES    31,637       29,516
                                                                          -------      -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0 shares;
  Series A Convertible Preferred Stock; issued and outstanding: 1996 and 1995 -- 0.04 and 0.14 shares, respectively (aggregate liquidation
  preference $21 million and $68 million, respectively)................         *            *
Common stock -- $1 per share par value; authorized 1,000.0 shares;
  issued: 1996 and 1995 -- 821.6 and 408.2 shares, respectively........       822          408
Additional paid-in capital.............................................     5,129        5,506
Retained earnings......................................................     8,829        6,280
Treasury stock -- at cost: 1996 -- 119.1 shares; 1995 -- 29.9 shares...    (3,209)      (1,235)
                                                                          -------      -------
                                             TOTAL SHAREHOLDERS' EQUITY    11,571       10,959
                                                                          -------      -------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $43,208      $40,475
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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                       YEAR ENDED DECEMBER 31
                                                                    -----------------------------
                                                                     1996       1995       1994
                                                                    -------    -------    -------
                                                                      (IN MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.....................................................   $ 3,529    $ 2,025    $ 3,713
  Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and special tools amortization.................     2,186      2,132      1,873
     Equity in earnings of unconsolidated subsidiaries and
       affiliates................................................      (565)      (535)      (237)
     Deferred income taxes.......................................     1,120        186      1,065
     Extraordinary item -- Loss on early extinguishment of
       debt......................................................       191         --         --
     Cumulative effect of a change in accounting principle.......        --         96         --
     Change in accounts receivable...............................       104       (358)       345
     Change in inventories.......................................      (546)      (460)      (201)
     Change in prepaid expenses and other assets.................    (1,310)      (631)    (2,095)
     Change in accounts payable and accrued and other
       liabilities...............................................     2,113      2,094      2,856
     Dividends received from CFC.................................       382        335         40
     Other.......................................................       159        261        131
                                                                    -------    -------    -------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES     7,363      5,145      7,490
                                                                    -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.............................    (2,436)    (2,971)    (3,412)
  Sales and maturities of marketable securities..................     2,198      3,736      1,463
  Proceeds from sales of nonautomotive assets....................       476         --         --
  Expenditures for property and equipment........................    (3,218)    (2,573)    (2,611)
  Expenditures for special tools.................................    (1,364)    (1,049)    (1,177)
  Purchases of vehicle operating leases..........................      (428)      (139)        --
  Other..........................................................       203         63        183
                                                                    -------    -------    -------
                            NET CASH USED IN INVESTING ACTIVITIES    (4,569)    (2,933)    (5,554)
                                                                    -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt......................................        76         --         40
  Payments on long-term borrowings...............................       (37)      (485)      (412)
  Payment for early extinguishment of debt.......................      (853)        --         --
  Advances from CFC..............................................       750         --         --
  Repurchases of common stock....................................    (2,041)    (1,047)        --
  Dividends paid.................................................      (963)      (710)      (399)
  Other..........................................................       119         38         30
                                                                    -------    -------    -------
                            NET CASH USED IN FINANCING ACTIVITIES    (2,949)    (2,204)      (741)
                                                                    -------    -------    -------
Change in cash and cash equivalents..............................      (155)         8      1,195
Cash and cash equivalents at beginning of year...................     4,980      4,972      3,777
                                                                    -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................   $ 4,825    $ 4,980    $ 4,972
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS       PART II -- CONTINUED
        ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------

     None.

                                    PART III
                                    --------

Items 10, 11, 12, and 13

     Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from Chrysler Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         -----------------------------------------
         AND REPORTS ON FORM 8-K
         -----------------------

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

     3. Exhibits:

     3-A-1     Copy of Certificate of Incorporation of Chrysler Corporation, as amended and restated and in effect on May 21, 1987. Filed as Exhibit 3-A-1 to
               Chrysler Corporation Annual Report on Form 10-K for the year ended December
               31, 1994, and incorporated herein by reference.
     3-A-2     Copy of Certificate of Amendment of Certificate of Incorporation of
               Chrysler Corporation dated May 19, 1994, as in effect on May 20, 1994.
               Filed as Exhibit 3-A-2 to Chrysler Corporation Annual Report on Form 10-K
               for the year ended December 31, 1994 and incorporated herein by reference.
     3-B       Copy of By-Laws of Chrysler Corporation, as amended as of February 8, 1996.
               Filed as Exhibit 3-B to Chrysler Corporation Quarterly Report on Form 10-Q
               for the quarterly period ended March 31, 1996 incorporated herein by reference.
     3-C       Copy of Certificate of Designation for Chrysler Corporation Junior
               Participating Cumulative Preferred Stock. Filed as Exhibit 3-C to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
     3-D       Copy of Certificate of Designation, Preferences and Rights of Series A
               Convertible Preferred Stock. Filed as Exhibit 3-D to Chrysler Corporation
               Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

     4-C-3     Amendment No. 2, dated as of February 8, 1996, to the Rights Agreement, dated as of February 4, 1988, and amended and restated as of December 14,
               1996, between Chrysler Corporation and First Chicago Trust Company of New
               York (formerly known as Morgan Shareholder Services Trust Company) as
               Rights Agent. Filed as Exhibit 1 to Chrysler Corporation Current Report on
               Form 8-K, dated February 13, 1996, and incorporated herein by reference.

     4-D-1     Conformed copy of Indenture, dated as of July 15, 1987, between Chrysler
               Corporation and Manufacturers Hanover Trust Company, as Trustee, State
               Street Bank and Trust Company, as successor Trustee, relating to Debt
               Securities, Appendix B thereto relating to 10.95% Debentures Due 2017 and
               Appendix C thereto relating to 10.40% Notes Due 1999. Filed as Exhibit
               4-D-1 to Chrysler Corporation Annual Report on Form 10-K for the year ended
               December 31, 1987, and incorporated herein by reference.

     4-D-2     Conformed copy of Indenture, dated as of March 1, 1985, between Chrysler
               Corporation and Manufacturers Hanover Trust Company, as Trustee, State
               Street Bank and Trust Company, as successor Trustee, relating to Debt
               Securities and Appendix B thereto relating to 13% Debentures Due 1997.
               Filed as Exhibit 4-B to Chrysler Corporation Annual Report on Form 10-K for
               the year ended December 31, 1985, and incorporated herein by reference.

     4-D-3     Form of Supplemental Indenture, dated as of May 30, 1986, between Chrysler
               Holding Corporation (now Chrysler Corporation), Chrysler Corporation and
               Manufacturers Hanover Trust Company, as Trustee, State Street Bank and
               Trust Company, as successor Trustee, relating to Debt Securities. Filed as
               Exhibit 4-E-2 to the Post-Effective Amendment No. 1 to Registration
               Statement No. 33-4537 on Form S-4 of Chrysler Holding Corporation (now
               Chrysler Corporation), and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

     4-D-4     Copy of Supplemental Indenture, dated as of December 31, 1989, between
               Chrysler Corporation and Manufacturers Hanover Trust Company, as Trustee,
               State Street Bank and Trust Company, as successor Trustee, relating to Debt
               Securities. Filed as Exhibit 4-D-4 to Chrysler Corporation Annual Report on
               Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

     4-D-5     Conformed copy of Third Supplemental Indenture, dated as of May 1, 1990, between Chrysler Corporation and Manufacturers Hanover Trust Company, as
               Trustee, State Street Bank and Trust Company, as successor Trustee, relating to Debt Securities and Appendix D to Indenture dated as of March
               1, 1985 between Chrysler Corporation and Manufacturers Hanover Trust
               Company relating to Debentures Due 2020. Filed as Exhibit 4-D-5 to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31,
               1990, and incorporated herein by reference.

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

     4-E       Copy of $2,400,000,000 Revolving Credit Agreement, dated as of April 26,
               1996, among Chrysler Corporation, Chrysler Canada Ltd., the several Banks party to the Agreement, Royal Bank of Canada, as Canadian Administrative
               Agent, and Chemical Bank, as Administrative Agent for the Banks. Filed as
               Exhibit 4-E to Chrysler Corporation Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1996 and incorporated herein by reference.

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

     4-H-1     Copy of Indenture, dated as of February 15, 1988, between Chrysler
               Financial Corporation and Manufacturers Hanover Trust Company, Trustee,
               United States Trust Company of New York, as successor Trustee, related to
               Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed
               as Exhibit 4-C to Registration No. 33-23479 of Chrysler Financial
               Corporation, and incorporated herein by reference.

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

    10-A-5     Copy of Chrysler Corporation Stock Option Plan, as amended through December
               2, 1993. Filed as Exhibit 10-A-6 to the Chrysler Corporation Annual Report
               on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    10-A-6     Copy of Chrysler Corporation 1991 Stock Compensation Plan, as in effect on and after May 16, 1991 and before December 2, 1993. Filed as Exhibit
               10-A-32 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

    10-A-7     Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after December 2, 1993 and before May 19, 1994. Filed as
               Exhibit 10-A-9 to the Chrysler Corporation Annual Report on Form 10-K for
               the year ended December 31, 1993 and incorporated herein by reference.

    10-A-8     Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 19, 1994. Filed as Exhibit 10-A-10 to Chrysler
               Corporation Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    10-A-9     Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 31, 1995. Filed as Exhibit 2 to Chrysler
               Corporation Solicitation/Recommendation Statement on Schedule 14D-9 dated
               July 6, 1995 and incorporated herein by reference.

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

    *10-B-3    Copy of Chrysler Supplemental Executive Retirement Plan, as amended through
               July 8, 1996 and in effect as of October 1, 1996.

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

    10-C-1     Copy of agreement, dated March 14, 1992, between Chrysler Corporation and
               Robert J. Eaton. Filed as Exhibit 10-C-8 to Chrysler Corporation Annual
               Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

    10-C-2     Copy of Employment Agreement, dated as of June 1, 1995, between Chrysler
               Corporation and Robert J. Eaton. Filed as Exhibit 12 to Chrysler
               Corporation Solicitation/Recommendation Statement on Schedule 14D-9 dated
               July 6, 1995 and incorporated herein by reference.

    10-C-3     Copy of Employment Agreement, dated as of June 1, 1995, between Chrysler
               Corporation and Robert A. Lutz. Filed as Exhibit 13 to Chrysler Corporation
               Solicitation/Recommendation Statement on Schedule 14D-9 dated July 6, 1995 and incorporated herein by reference.

    10-C-4     Copy of Employment Agreement dated as of June 1, 1995 between Chrysler
               Corporation and Thomas G. Denomme. Filed as Exhibit 14 to Chrysler
               Corporation Solicitation/Recommendation Statement on Schedule 14D-9 dated
               July 6, 1995 and incorporated herein by reference.

    10-C-5     Copy of Employment Agreement dated as of June 1, 1995 between Chrysler
               Corporation and Gary C. Valade. Filed as Exhibit 15 to Chrysler Corporation
               Solicitation/Recommendation Statement on Schedule 14D-9 dated July 6, 1995 and incorporated herein by reference.

    10-C-6     Form of Employment Continuation Agreement, dated as of July 6, 1995, between Chrysler Corporation and each of Robert J. Eaton, Robert A. Lutz,
               Thomas G. Denomme and Gary C. Valade. Filed as Exhibit 10-C-9 to Chrysler
               Corporation Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995 and incorporated herein by reference.

    10-C-7     Form of Employment Continuation Agreement, dated as of July 6, 1995, between Chrysler Corporation and each Executive Officer of Chrysler
               Corporation other than Messrs. Eaton, Lutz, Denomme and Valade. Filed as
               Exhibit 10-C-10 to Chrysler Corporation Quarterly Report on Form 10-Q for
               the quarterly period ended September 30, 1995 and incorporated herein by reference.

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

    10-I       Copy of Short Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the
               several commercial banks party thereto, as Managing Agents, Royal Bank of
               Canada, as Canadian Administrative Agent, and Chemical Bank, as
               Administrative Agent. Filed as Exhibit 10-G to the Quarterly Report of
               Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30,
               1996, and incorporated herein by reference.

    10-J       Copy of Long Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the
               several commercial banks party thereto, as Managing Agents, Royal Bank of
               Canada, as Canadian Administrative Agent, and Chemical Bank, as
               Administrative Agent. Filed as Exhibit 10-H to the Quarterly Report of
               Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30,
               1996, and incorporated herein by reference.

    10-K       Copy of Sixth Amended and Restated Commitment Transfer Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as Exhibit 10-I to the quarterly report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

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

    10-N       Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto
               Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

    10-O       Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust
               1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit
               4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for
               the quarter ended June 30, 1993, and incorporated herein by reference.

    10-P       Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-1. Filed as Exhibit 3
               to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

    10-Q       Copy of Receivables Purchase Agreement, made as of April 7, 1993, among
               Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association
               Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit
               10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

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

    10-EE      Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank, Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1994-2 for the Quarter ended June 30, 1994, and incorporated herein by reference.

    10-FF      Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust
               1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.2 to the Quarterly
               Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June
               30, 1994, and incorporated herein by reference.

    10-GG      Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust
               1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

    10-HH      Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust
               1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.2 to the Quarterly
               Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June
               30, 1994, and incorporated herein by reference.

    10-II      Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada
               Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November
               29, 1994. Filed as Exhibit 10-FFF to the Annual Report of Chrysler
               Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

    10-JJ      Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and
               Chrysler Financial Corporation dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as
               Exhibit 10-GGG to the Annual Report of Chrysler Financial Corporation on
               Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

    10-KK      Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and
               Chrysler Financial Corporation dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as
               Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on
               Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

    10-LL      Copy of Asset Purchase Agreement dated as of December 14, 1994, between
               Chrysler Capital Income Partners, L.P. and First Union Commercial
               Corporation. Filed as Exhibit 10-III to the Annual Report of Chrysler
               Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-MM      Copy of Purchase Agreement, dated as of December 15, 1994, among Chrysler
               Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank,
               N.V., as Agent with respect to the sale of retail automotive receivables to
               Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report
               of Chrysler Financial Corporation on Form 10-K for the year ended December
               31, 1994, and incorporated herein by reference.

    10-NN      Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement,
               dated as of October 1, 1992, among U.S. Auto Receivables Company, as
               Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and
               Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master
               Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan
               Master Trust on October 30, 1992, and incorporated herein by reference.

    10-OO      Copy of Master Custodial and Servicing Agreement, dated as of September 1,
               1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as
               Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form
               S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302)
               on November 24, 1992, and incorporated herein by reference.

    10-PP      Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among
               Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto
               Receivables Corporation and Chrysler Financial Corporation, to the Master
               Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as
               Exhibit 10-NNN to the Quarterly Report of Chrysler Financial Corporation on
               Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-QQ      Copy of Trust Indenture, dated as of September 1, 1992, among Canadian
               Dealer Receivables Corporation and Montreal Trust Company of Canada, as
               Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form
               S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302)
               on November 24, 1992, and incorporated herein by reference.

    10-RR      Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler
               Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.)
               and Chrysler Credit Corporation, with respect to the sale of Gold Key
               Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2
               of Chrysler Financial Corporation (Registration Statement No. 33-51302) on
               November 24, 1992, and incorporated herein by reference.

    10-SS      Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-TT      Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust
               1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to
               Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on
               Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30,
               1993, and incorporated herein by reference.

    10-UU      Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-VV      Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust
               1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit
               4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for
               the quarter ended September 30, 1994, and incorporated herein by reference.

    10-WW      Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and
               ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to
               the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the
               quarter ended March 31, 1995, and incorporated herein by reference.

    10-XX      Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among
               U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3
               to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust
               dated November 23, 1994, and incorporated herein by reference.

    10-YY      Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the
               Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated
               December 22, 1994, and incorporated herein by reference.

    10-ZZ      Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit
               4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for
               the year ended December 31, 1994, and incorporated herein by reference.

    10-AAA     Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3
               to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust
               dated January 19, 1995, and incorporated herein by reference.

    10-BBB     Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as
               Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO
               Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27,
               1995, and incorporated herein by reference.

    10-CCC     Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-DDD     Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust
               1995-1 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust
               1995-1, and incorporated herein by reference.

    10-EEE     Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among
               Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler
               Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

    10-FFF     Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for
               the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

    10-GGG     Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust
               1995-2 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on
               Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

    10-HHH     Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among
               Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler
               Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June
               30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

    10-III     Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S.
               Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and
               Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master
               Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for
               the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

    10-JJJ     Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S.
               Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and
               Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master
               Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form
               10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

    10-KKK     Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S.
               Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and
               Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master
               Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form
               10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

    10-LLL     Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler
               Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit
               10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-MMM     Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit
               Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation,
               with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the
               Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the
               quarter ended September 30, 1995, and incorporated herein by reference.

    10-NNN     Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company,
               Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding
               Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report
               on Form 10-K of Chrysler Financial Corporation for the year ended December
               31, 1995, and incorporated herein by reference.

    10-OOO     Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit
               3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the
               quarter ended September 30, 1995, and incorporated herein by reference.

    10-PPP     Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-QQQ     Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust
               1995-3 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on
               Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30,
               1995, and incorporated herein by reference.

    10-RRR     Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among
               Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler
               Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust
               1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-SSS     Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and
               Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report on Form
               10-K of Chrysler Financial Corporation for the year ended December 31,
               1995, and incorporated herein by reference.

    10-TTT     Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation,
               providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report on Form 10-K of Chrysler Financial
               Corporation for the year ended December 31, 1995, and incorporated herein by reference.

    10-UUU     Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K
               of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

    10-VVV     Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit
               3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the
               year ended December 31, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-WWW     Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust
               1995-4 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on
               Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31,
               1995, and incorporated herein by reference.

    10-XXX     Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among
               Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler
               Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as
               Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4
               for the year ended December 31, 1995, and incorporated herein by reference.

    10-YYY     Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among
               Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN
               AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as
               Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial
               Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-ZZZ     Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit
               3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the
               quarter ended March 31, 1996, and incorporated herein by reference.

    10-AAAA    Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

    10-BBBB    Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust
               1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule
               A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the
               Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

    10-CCCC    Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between
               Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding
               Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to
               the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the
               quarter ended March 31, 1996, and incorporated by reference.

    10-DDDD    Copy of Receivables Sale Agreement, dated as of June 27, 1996, among
               Premier Receivables L.L.C., Chrysler Financial Corporation, Asset
               Securitization Cooperative Corporation and Canadian Imperial Bank of
               Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the
               Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the
               quarter ended June 30, 1996, and incorporated herein by reference.

    10-EEEE    Copy of Asset Purchase Agreement, dated as of August 30, 1996, between
               Chrysler First Business Credit Corporation and Berkeley Federal Bank &
               Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q
               of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

    10-FFFF    Copy of Asset Purchase Agreement, dated as of August 30, 1996, between
               Chrysler First Business Credit Corporation and Blackrock Capital Finance,
               L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1996, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-GGGG    Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit
               3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the
               quarter ended June 30, 1996, and incorporated herein by reference.

    10-HHHH    Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-IIII    Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust
               1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule
               A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the
               Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-JJJJ    Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between
               Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding
               Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust
               1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-KKKK    Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit
               3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the
               quarter ended June 30, 1996, and incorporated herein by reference.

    10-LLLL    Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and
               Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-MMMM    Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust
               1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule
               A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the
               Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-NNNN    Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between
               Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding
               Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as
               Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust
               1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-OOOO    Copy of Receivables Sale Agreement, dated as of November 25, 1996, among
               Premier Receivables L.L.C., Chrysler Financial Corporation, Asset
               Securitization Cooperative Corporation, and Canadian Imperial Bank of
               Commerce, as Administrative Agent.

    10-PPPP    Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit
               3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the
               quarter ended September 30, 1996, and incorporated herein by reference.

    10-QQQQ    Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation,and Chase
               Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto
               Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
               Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

    10-RRRR    Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust
               1996-4 and The Bank of New York, as Indenture Trustee, with respect to
               Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on
               Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30,
               1996, and incorporated herein by reference.
    10-SSSS    Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between
               Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.3 to the Quarterly Report
               on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September
               30, 1996, and incorporated herein by reference.
    10-TTTT    Copy of Receivables Sale Agreement, dated as of December 12, 1996, among
               Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa
               Capital Corporation, and Union Bank of Switzerland, New York Branch, as
               Administrative Agent.
    10-UUUU    Copy of Receivables Sale Agreement, dated as of December 12, 1996, among
               Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line
               Funding Corp., and Royal Bank of Canada, as Agent.
    10-VVVV    Copy of Receivables Sale Agreement, dated as of December 18, 1996, among
               Chrysler Credit Canada, Ltd., Chrysler Financial Corporation, Canadian
               Master Trust, and Nesbitt Burns, Inc.
    *11        Statement regarding computation of earnings per common share.
    *12        Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.
    *21        Subsidiaries of the Registrant.
    *23        Consent of Deloitte & Touche LLP, independent auditors for Chrysler
               Corporation.
    *24        Powers of Attorney executed by officers and directors who signed this
               Annual Report on Form 10-K by an attorney-in-fact.
    *27        Financial Data Schedule for year ended December 31, 1996.

-------------------------
* Filed herewith

In lieu of filing certain instruments with respect to the long-term debt of the type described in Item 601 (b)(4) of Regulation S-K with respect to the long-term debt of Chrysler Corporation and its consolidated subsidiaries, Chrysler Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission on request.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHRYSLER CORPORATION

                                          By         /s/ R. J. EATON
                                            ------------------------------------
                                                        R. J. EATON
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer
                                                      January 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal executive officer:

           /s/ R. J. EATON                Chairman of the Board, President     January 21, 1997
-------------------------------------     and Chief Executive Officer
             R. J. EATON

Principal financial officer:

          /s/ G. C. VALADE                Executive Vice President and Chief   January 21, 1997
-------------------------------------     Financial Officer
            G. C. VALADE

Principal accounting officer:

        /s/ J. D. DONLON, III             Vice President and Controller        January 21, 1997
-------------------------------------
          J. D. DONLON, III

Board of Directors:

       /s/ LILYAN H. AFFINITO*            Director                             January 21, 1997
-------------------------------------
         LILYAN H. AFFINITO

        /s/ JAMES D. ALJIAN*              Director                             January 21, 1997
-------------------------------------
           JAMES D. ALJIAN

        /s/ ROBERT E. ALLEN*              Director                             January 21, 1997
-------------------------------------
           ROBERT E. ALLEN

    /s/ JOSEPH A. CALIFANO, JR.*          Director                             January 21, 1997
-------------------------------------
       JOSEPH A. CALIFANO, JR.

       /s/ THOMAS G. DENOMME*             Director                             January 21, 1997
-------------------------------------
          THOMAS G. DENOMME

        /s/ ROBERT J. EATON*              Director                             January 21, 1997
-------------------------------------
           ROBERT J. EATON

         /s/ EARL G. GRAVES*              Director                             January 21, 1997
-------------------------------------
           EARL G. GRAVES

           /s/ KENT KRESA*                Director                             January 21, 1997
-------------------------------------
             KENT KRESA

       /s/ ROBERT J. LANIGAN*             Director                             January 21, 1997
-------------------------------------
          ROBERT J. LANIGAN

         /s/ ROBERT A. LUTZ*              Director                             January 21, 1997
-------------------------------------
           ROBERT A. LUTZ

        /s/ PETER A. MAGOWAN*             Director                             January 21, 1997
-------------------------------------
          PETER A. MAGOWAN

          /s/ JOHN B. NEFF*               Director                             January 21, 1997
-------------------------------------
            JOHN B. NEFF

       /s/ MALCOLM T. STAMPER*            Director                             January 21, 1997
-------------------------------------
         MALCOLM T. STAMPER

        /s/ LYNTON R. WILSON*             Director                             January 21, 1997
-------------------------------------
          LYNTON R. WILSON

                                          *By        /s/ R. D. HOUTMAN
                                            ------------------------------------
                                                       R. D. HOUTMAN
                                                      Attorney-in-Fact
                                                      January 21, 1997

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                       DESCRIPTION                                    PAGE
--------   -----------------------------------------------------------------------------   ----
*10-B-3    Chrysler Supplement Executive Retirement Plan Consolidated as of October 1,
           1996.
*11        Statement regarding computation of earnings per common share.
*12        Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.
*21        Subsidiaries of the Registrant.
*23        Consent of Deloitte & Touche LLP, independent auditors for Chrysler
           Corporation.
*24        Powers of Attorney executed by officers and directors who signed this Annual
           Report on Form 10-K by an attorney-in-fact.
*27        Financial Data Schedule for year ended December 31, 1996.

-------------------------
* Filed herewith