Form 10-Q
period 1997-03-31
CHRYSLER CORP /DE
filed 1997-04-10
CIK 791269

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  X     No  ___

     The registrant had 687,927,015 shares of common stock outstanding as of March 31, 1997.

================================================================================

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                PAGE NO.
                                                                --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements..............................     1-5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     6-10
Part II. OTHER INFORMATION
  Item 5. Other Information.................................    11-13
  Item 6. Exhibits and Reports on Form 8-K..................      14
Signature Page..............................................      15
Exhibit Index...............................................      16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                1997            1996
                                                                ----            ----
                                                              (IN MILLIONS OF DOLLARS)
Sales of manufactured products..............................    $15,156         $14,044
Finance and insurance revenues..............................        410             449
Other revenues..............................................        550             463
                                                                -------         -------
     TOTAL REVENUES.........................................     16,116          14,956
                                                                -------         -------
Costs, other than items below...............................     11,968          11,005
Depreciation and special tools amortization.................        678             611
Selling and administrative expenses.........................      1,207           1,087
Employee retirement benefits................................        325             311
Interest expense............................................        234             272
                                                                -------         -------
     TOTAL EXPENSES.........................................     14,412          13,286
                                                                -------         -------
     EARNINGS BEFORE INCOME TAXES...........................      1,704           1,670
Provision for income taxes..................................        675             665
                                                                -------         -------
     NET EARNINGS...........................................    $ 1,029         $ 1,005
Preferred stock dividends...................................         --               1
                                                                -------         -------
     NET EARNINGS ON COMMON STOCK...........................    $ 1,029         $ 1,004
                                                                =======         =======

                                                               (IN DOLLARS OR MILLIONS
                                                                     OF SHARES)
PRIMARY EARNINGS PER COMMON SHARE...........................    $  1.46         $  1.32
                                                                =======         =======
  Average common and dilutive equivalent shares
     outstanding............................................      705.9           760.9

FULLY DILUTED EARNINGS PER COMMON SHARE.....................    $  1.45         $  1.30
                                                                =======         =======
  Average common and dilutive equivalent shares
     outstanding............................................      708.4           770.2

DIVIDENDS DECLARED PER COMMON SHARE.........................    $  0.40         $  0.30

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                  1997                   1996
                                                               -----------    --------------------------
                                                                MARCH 31      DECEMBER 31     MARCH 31
                                                                --------      -----------     --------
                                                               (UNAUDITED)                   (UNAUDITED)
                                                                       (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents..................................      $ 6,202        $ 5,158        $ 6,174
Marketable securities......................................        2,461          2,594          2,175
                                                                 -------        -------        -------
     Total cash, cash equivalents and marketable
       securities..........................................        8,663          7,752          8,349
Accounts receivable -- trade and other.....................        1,763          2,126          2,290
Inventories................................................        5,562          5,195          5,137
Prepaid employee benefits, taxes and other expenses........        1,723          1,929            915
Finance receivables and retained interests in sold
  receivables..............................................       13,983         12,339         14,585
Property and equipment.....................................       15,291         14,905         12,918
Special tools..............................................        3,924          3,924          3,481
Intangible assets..........................................        1,973          1,995          2,134
Other assets...............................................        6,714          6,019          6,612
                                                                 -------        -------        -------
     TOTAL ASSETS..........................................      $59,596        $56,184        $56,421
                                                                 =======        =======        =======
LIABILITIES:
Accounts payable...........................................      $ 9,402        $ 8,981        $ 9,034
Accrued liabilities and expenses...........................        8,981          8,864          7,888
Short-term debt............................................        3,804          3,214          2,393
Payments due within one year on long-term debt.............        2,847          2,998          2,510
Long-term debt.............................................        9,296          7,184          9,763
Accrued noncurrent employee benefits.......................        9,599          9,431          9,361
Other noncurrent liabilities...............................        3,900          3,941          4,065
                                                                 -------        -------        -------
     TOTAL LIABILITIES.....................................       47,829         44,613         45,014
                                                                 -------        -------        -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock -- $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued and
  outstanding: 1997 -- 0.03; 1996 -- 0.04 and 0.12 shares,
  respectively (aggregate liquidation preference 1997 --
  $15 million; 1996 -- $21 million and $58 million,
  respectively)............................................            *              *              *
Common stock -- $1 per share par value; authorized 1,000.0
  shares; issued: 1997 -- 822.3; 1996 -- 821.6 and 408.8
  shares, respectively.....................................          822            822            409
Additional paid-in capital.................................        5,163          5,129          5,514
Retained earnings..........................................        9,560          8,829          7,034
Treasury stock -- at cost: 1997 -- 134.4 shares; 1996 --
  119.1 and 34.8 shares, respectively......................       (3,778)        (3,209)        (1,550)
                                                                 -------        -------        -------
     TOTAL SHAREHOLDERS' EQUITY............................       11,767         11,571         11,407
                                                                 -------        -------        -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............      $59,596        $56,184        $56,421
                                                                 =======        =======        =======

-------------------------
* Less than $1 million
                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                  1997            1996
                                                                  ----            ----
                                                                (IN MILLIONS OF DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      $   967         $ 1,883
                                                                  -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................         (968)           (678)
  Sales and maturities of marketable securities.............        1,075           1,298
  Finance receivables acquired..............................       (5,803)         (5,890)
  Finance receivables collected.............................        1,711           1,860
  Proceeds from sales of finance receivables................        3,463           3,241
  Expenditures for property and equipment...................         (559)           (624)
  Expenditures for special tools............................         (273)           (207)
  Purchases of vehicle operating leases.....................         (299)           (130)
  Other.....................................................           (8)             72
                                                                  -------         -------
       NET CASH USED IN INVESTING ACTIVITIES................       (1,661)         (1,058)
                                                                  -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt.................................          590            (411)
  Proceeds from long-term borrowings........................        3,134             965
  Payments on long-term borrowings..........................       (1,168)           (213)
  Repurchases of common stock...............................         (561)           (329)
  Dividends paid............................................         (283)           (229)
  Other.....................................................           26              23
                                                                  -------         -------
       NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES..........................................        1,738            (194)
                                                                  -------         -------
Change in cash and cash equivalents.........................        1,044             631
Cash and cash equivalents at beginning of period............        5,158           5,543
                                                                  -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................      $ 6,202         $ 6,174
                                                                  =======         =======

                See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary, primarily investments in certain dealerships, are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three months ended March 31, 1997 and 1996 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts for 1996 have been reclassified to conform with current period classifications.

NOTE 2. INVENTORIES

     Inventories, summarized by major classification, were as follows:

                                                                1997              1996
                                                              --------   ----------------------
                                                              MARCH 31   DECEMBER 31   MARCH 31
                                                              --------   -----------   --------
                                                                  (IN MILLIONS OF DOLLARS)
Finished products, including service parts..................   $1,674      $1,569       $1,524
Raw materials, finished production parts and supplies.......    1,462       1,540        1,457
Vehicles held for short-term lease..........................    2,426       2,086        2,156
                                                               ------      ------       ------
     TOTAL..................................................   $5,562      $5,195       $5,137
                                                               ======      ======       ======

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1997, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this accounting standard did not have a material impact on Chrysler's consolidated financial statements.

     Effective January 1, 1996, Chrysler adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The initial adoption of this accounting standard did not have a material impact on Chrysler's consolidated financial statements.

NOTE 4. COMMON STOCK REPURCHASES

     During 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1997 common stock repurchases from $1 billion to $2 billion. These common stock repurchases are subject to market and general economic conditions. During the first quarter of 1997, Chrysler repurchased 17.9 million shares of its common stock at a cost of $587 million (including $41 million in unsettled repurchases).

NOTE 5. LONG-TERM DEBT

     On February 5, 1997, Chrysler sold, in a private offering, $500 million of 7.45% Debentures due 2097 for net proceeds of $485 million. Concurrent with the sale of these debentures, Chrysler terminated, and settled for cash, forward contracts (notional amount $520 million) which were entered into to mitigate interest rate risk associated with the anticipated sale of this debt. These debentures were exchanged for $500 million of publicly traded 7.45% Debentures, Series B, on April 2, 1997.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5. LONG-TERM DEBT -- CONTINUED

     On February 26, 1997, Chrysler sold $600 million of 7.45% Debentures due 2027 for net proceeds of $592 million. Concurrent with the sale of these debentures, Chrysler terminated, and settled for cash, forward contracts (notional amount $575 million) which were entered into to mitigate interest rate risk associated with the anticipated sale of this debt.

     The gains on termination of the forward contracts were immaterial and will be amortized over the terms of the respective debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $1,704 million for the first quarter of 1997, compared with $1,670 million for the first quarter of 1996. Net earnings for the first quarter of 1997 were $1,029 million, or $1.46 per common share, compared with $1,005 million, or $1.32 per common share, in the first quarter of 1996.

     The improvement in operating results in the first quarter of 1997 compared with the first quarter of 1996 resulted primarily from an increase in vehicle shipments and net pricing actions (including the effect of increased average sales incentives per vehicle), substantially offset by increases in selling and administrative expenses, and depreciation and special tools amortization.

     Chrysler's worldwide vehicle shipments in the first quarter of 1997 were 781,239, an increase of 28,063 units or 4 percent, compared with the first quarter of 1996. Chrysler's vehicle shipments outside of the U.S., Canada and Mexico in the first quarter of 1997 were 52,852, an increase of 5,507 units or 12 percent, compared with the first quarter of 1996.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the first quarter of 1997, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 17.0 million units, compared with 16.8 million units for the first quarter of 1996.

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the first quarter of 1997 and 1996 were as follows:

                                                                           FIRST QUARTER
                                                                ------------------------------------
                                                                                          INCREASE/
                                                                 1997         1996        (DECREASE)
                                                                 ----         ----        ----------
U.S. Retail Market(1):
  Car sales.................................................    202,977      215,147       (12,170)
  Car market share..........................................       10.0%        10.5%         (0.5)%
  Truck sales (including minivans)..........................    369,678      376,159        (6,481)
  Truck market share........................................       21.8%        22.9%         (1.1)%
  Combined car and truck sales..............................    572,655      591,306       (18,651)
  Combined car and truck market share.......................       15.4%        16.0%         (0.6)%
U.S. and Canada Retail Market(1):
  Combined car and truck sales..............................    626,844      644,678       (17,834)
  Combined car and truck market share.......................       15.6%        16.3%         (0.7)%

-------------------------
(1) All retail sale and market share data include fleet sales.

     Chrysler's U.S. car market share for the first quarter of 1997 decreased compared with the first quarter of 1996 primarily as a result of decreased sales of its Neon subcompact vehicles. Chrysler's U.S. truck market share for the first quarter of 1997 decreased compared with the first quarter of 1996 primarily as a result of decreased sales of its Dodge Ram pickup trucks and Jeep(R) Cherokee vehicles, partially offset by increased sales of Jeep Wrangler vehicles. These decreases reflect an increasingly competitive environment resulting from new product offerings from competitors and increased sales by Japanese manufacturers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

FINANCIAL REVIEW -- CONTINUED
     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $141 million for the first quarter of 1997 compared with $154 million for the first quarter of 1996. CFC's net earnings were $93 million for the first quarter of 1997 compared with $98 million for the first quarter of 1996. The decrease in net earnings for the first quarter of 1997 compared with the first quarter of 1996 primarily reflects higher provisions for credit losses partially offset by higher gains from sales of receivables.

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the three months ended March 31, 1997 and 1996 were as follows:

                                                                              FIRST QUARTER
                                                                -----------------------------------------
                                                                                               INCREASE/
                                                                  1997            1996         (DECREASE)
                                                                  ----            ----         ----------
                                                                (IN MILLIONS OF DOLLARS)
Sales of manufactured products..............................      $15,156         $14,044          8 %
Finance and insurance revenues..............................          410             449         (9)%
Other revenues..............................................          550             463         19 %
                                                                  -------         -------
     Total revenues.........................................      $16,116         $14,956          8 %
                                                                  =======         =======

     The increase in sales of manufactured products in the first quarter of 1997 compared with the first quarter of 1996 primarily reflects a 4 percent increase in vehicle shipments and an increase in average revenue per unit, net of sales incentives, from $18,559 in the first quarter of 1996 to $19,427 in the first quarter of 1997. The increase in average revenue per unit was principally due to pricing actions partially offset by higher average sales incentives per vehicle.

     The decrease in finance and insurance revenues in the first quarter of 1997 compared with the first quarter of 1996 was primarily attributable to lower average automotive and nonautomotive receivables outstanding, partially offset by an increase in vehicles under purchased operating leases.

     The increase in other revenues in the first quarter of 1997 compared with the first quarter of 1996 was primarily attributable to higher gains from sales of receivables at CFC and higher interest income.

     Chrysler's total expenses for the three months ended March 31, 1997 and 1996 were as follows:

                                                                              FIRST QUARTER
                                                                -----------------------------------------
                                                                                               INCREASE/
                                                                  1997            1996         (DECREASE)
                                                                  ----            ----         ----------
                                                                (IN MILLIONS OF DOLLARS)
Costs, other than items below...............................      $11,968         $11,005          9 %
Depreciation and special tools amortization.................          678             611         11 %
Selling and administrative expenses.........................        1,207           1,087         11 %
Employee retirement benefits................................          325             311          5 %
Interest expense............................................          234             272        (14)%
                                                                  -------         -------
     Total expenses.........................................      $14,412         $13,286          8 %
                                                                  =======         =======

     Costs, other than items below increased in the first quarter of 1997 compared with the first quarter of 1996 primarily as a result of a 4 percent increase in vehicle shipments and increased vehicle content. Costs, other than items below as a percent of sales of manufactured products were 79 percent and 78 percent for the three months ended March 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED

     Depreciation and special tools amortization for the first quarter of 1997 increased compared with the first quarter of 1996 primarily as a result of higher levels of property and equipment in use, including increased depreciation related to vehicles under purchased operating leases.

     Selling and administrative expenses for the first quarter of 1997 increased compared with the first quarter of 1996 primarily as a result of increased advertising expenses and increased expenses associated with Chrysler's expanding international operations.

     Interest expense for the first quarter of 1997 decreased compared with the first quarter of 1996 primarily as a result of lower average effective cost of borrowings at CFC. The decline in CFC's average effective cost of borrowings primarily reflects lower market interest rates in the U.S. and Canada.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $8,663 million at March 31, 1997 (including $1,037 million held by CFC and Car Rental Operations), compared with $7,752 million at December 31, 1996 (including $797 million held by CFC and Car Rental Operations). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first quarter of 1997 was primarily the result of cash provided by a net increase in total debt and cash generated by operating activities, partially offset by capital expenditures, net finance receivables acquired, common stock repurchases and dividend payments.

     During 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1997 common stock repurchases from $1 billion to $2 billion. These common stock repurchases are subject to market and general economic conditions. During the first quarter of 1997, Chrysler repurchased 17.9 million shares of its common stock at a cost of $587 million (including $41 million in unsettled repurchases).

     In February 1997, Chrysler sold $500 million of 7.45% Debentures due 2097 and $600 million of 7.45% Debentures due 2027 for net proceeds of $485 million and $592 million, respectively.

     At March 31, 1997, Chrysler (excluding CFC) had debt maturities totaling $746 million through 1999. At March 31, 1997, Chrysler had a $2.4 billion revolving credit agreement which expires in April 2001. There were no amounts outstanding under this revolving credit agreement at March 31, 1997. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $1.4 billion of net proceeds from the sale of automotive retail receivables in the first quarter of 1997 compared with $1.1 billion of net proceeds in the first quarter of 1996. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $6.8 billion and $6.6 billion at March 31, 1997 and 1996, respectively.

     At March 31, 1997, CFC had contractual debt maturities of $5.4 billion for the remainder of 1997 (including $3.2 billion of short-term notes), $2.6 billion in 1998 and $2.4 billion in 1999. CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1997 and a $6 billion facility expiring in April 2001. At March 31, 1997, no amounts were outstanding under CFC's revolving credit facilities. During the first quarter of 1997, CFC began the process of negotiating new revolving credit facilities to replace and extend its existing revolving credit facilities. CFC believes that cash provided by operations, receivable sales, securitizations, and the issuance of term debt and commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

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

     Chrysler's worldwide vehicle production in the first quarter of 1997 was 762,160 units, an increase of 19,026 units or 3 percent, compared with the first quarter of 1996. Worldwide vehicle production for the second quarter of 1997 is expected to be approximately 818,000 units, an increase of 42,200 units, compared with the second quarter of 1996. This expected production level is heavily dependent on Chrysler's ability to maintain its competitive position and continued favorable economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated.

     Chrysler projects that full-year 1997 retail (including fleet) industry sales for the U.S. will range from 15.0 million to 15.5 million units and that full-year 1997 retail (including fleet) industry sales for Canada will range from 1.2 million to 1.3 million units. Full-year 1996 retail (including fleet) industry sales were 15.4 million units and 1.2 million units in the U.S. and Canada, respectively. Actual levels of industry retail (including fleet) sales will depend on, among other things, economic conditions in the U.S. and Canada. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

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

                            NEW ACCOUNTING STANDARD

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NEW ACCOUNTING STANDARD -- CONTINUED

available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on Chrysler's reported EPS amounts. This Statement is effective for Chrysler's financial statements for the year ended December 31, 1997.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1997 and 1996 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                       STATEMENT OF EARNINGS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                  1997           1996
                                                                  ----           ----
                                                                (IN MILLIONS OF DOLLARS)
Sales of manufactured products..............................      $15,261        $14,174
Equity in earnings of unconsolidated subsidiaries and
  affiliates................................................          133            160
Interest income and other revenues..........................          201            172
                                                                  -------        -------
     TOTAL REVENUES.........................................       15,595         14,506
                                                                  -------        -------
Costs, other than items below...............................       11,866         10,971
Depreciation and special tools amortization.................          641            583
Selling and administrative expenses.........................          999            912
Employee retirement benefits................................          322            306
Interest expense............................................           63             64
                                                                  -------        -------
     TOTAL EXPENSES.........................................       13,891         12,836
                                                                  -------        -------
     EARNINGS BEFORE INCOME TAXES...........................        1,704          1,670
Provision for income taxes..................................          675            665
                                                                  -------        -------
     NET EARNINGS...........................................      $ 1,029        $ 1,005
                                                                  =======        =======

     This Supplemental Information does not present the results of operations of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and short-term vehicle rental subsidiaries (the "Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries and, therefore, does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." Because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                           BALANCE SHEET (UNAUDITED)

                                                                1997              1996
                                                              --------   ----------------------
                                                              MARCH 31   DECEMBER 31   MARCH 31
                                                              --------   -----------   --------
                                                                  (IN MILLIONS OF DOLLARS)
ASSETS:
Cash and cash equivalents...................................  $ 5,560      $ 4,825     $ 5,626
Marketable securities.......................................    2,064        2,122       1,521
                                                              -------      -------     -------
Total cash, cash equivalents and marketable securities......    7,624        6,947       7,147
Accounts receivable -- trade and other......................      928          630       1,893
Inventories.................................................    4,644        4,364       4,386
Prepaid employee benefits, taxes and other expenses.........    1,686        1,893         880
Property and equipment......................................   14,110       13,877      11,953
Special tools...............................................    3,924        3,924       3,481
Investments in and advances from/to unconsolidated
  subsidiaries and affiliated companies.....................    3,101        2,874       3,751
Intangible assets...........................................    1,612        1,627       1,761
Deferred tax assets.........................................    1,668        1,624       1,807
Other assets................................................    5,976        5,448       5,681
                                                              -------      -------     -------
       TOTAL ASSETS.........................................  $45,273      $43,208     $42,740
                                                              =======      =======     =======
LIABILITIES:
Accounts payable............................................  $ 8,632      $ 8,238     $ 8,189
Accrued liabilities and expenses............................    8,719        8,525       7,629
Short-term debt.............................................      314          346         346
Payments due within one year on long-term debt..............       21           22          44
Long-term debt..............................................    2,288        1,206       1,769
Accrued noncurrent employee benefits........................    9,537        9,365       9,299
Other noncurrent liabilities................................    3,995        3,935       4,057
                                                              -------      -------     -------
       TOTAL LIABILITIES....................................   33,506       31,637      31,333
                                                              -------      -------     -------
SHAREHOLDERS' EQUITY: (shares in millions)
Preferred stock - $1 per share par value; authorized 20.0
  shares; Series A Convertible Preferred Stock; issued and
  outstanding: 1997 -- 0.03; 1996 -- 0.04 and 0.12 shares,
  respectively (aggregate liquidation preference 1997 -- $15 million; 1996 -- $21 million and $58 million,
  respectively).............................................        *            *           *
Common stock -- $1 per share par value; authorized 1,000.0
  shares; issued: 1997 -- 822.3; 1996 -- 821.6 and 408.8
  shares, respectively......................................      822          822         409
Additional paid-in capital..................................    5,163        5,129       5,514
Retained earnings...........................................    9,560        8,829       7,034
Treasury stock -- at cost: 1997 -- 134.4 shares; 1996 --
  119.1 and 34.8 shares, respectively.......................   (3,778)      (3,209)     (1,550)
                                                              -------      -------     -------
       TOTAL SHAREHOLDERS' EQUITY...........................   11,767       11,571      11,407
                                                              -------      -------     -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $45,273      $43,208     $42,740
                                                              =======      =======     =======

-------------------------
* Less than $1 million

     This Supplemental Information does not present the financial position of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the financial position of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries and, therefore, does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenant contained in Chrysler's revolving credit facility is based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                            SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)

                 CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                  1997             1996
                                                                  ----             ----
                                                                (IN MILLIONS OF DOLLARS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      $1,514           $1,440
                                                                  ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................        (181)            (433)
  Sales and maturities of marketable securities.............         219              796
  Expenditures for property and equipment...................        (540)            (613)
  Expenditures for special tools............................        (273)            (207)
  Purchases of vehicle operating leases.....................         (89)              (5)
  Other.....................................................           1              127
                                                                  ------           ------
       NET CASH USED IN INVESTING ACTIVITIES................        (863)            (335)
                                                                  ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt.................................         (32)              76
  Proceeds from long-term borrowings........................       1,088               14
  Payments on long-term borrowings..........................          (2)             (12)
  Change in advances from CFC...............................        (152)              --
  Repurchases of common stock...............................        (561)            (329)
  Dividends paid............................................        (283)            (229)
  Other.....................................................          26               21
                                                                  ------           ------
       NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES..........................................          84             (459)
                                                                  ------           ------
  Change in cash and cash equivalents.......................         735              646
  Cash and cash equivalents at beginning of period..........       4,825            4,980
                                                                  ------           ------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................      $5,560           $5,626
                                                                  ======           ======

     This Supplemental Information does not present the cash flows of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries and, therefore, does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The exhibits filed with this Report are listed in the Exhibit Index which immediately precedes such exhibits.

(B) REPORTS ON FORM 8-K

     A report on Form 8-K, dated February 7, 1997, was filed during the three months ended March 31, 1997, reporting the completion of a Rule 144A sale to institutional investors of $500 million in aggregate principal amount of 7.45% Debentures due 2097. This item was reported under Item 5 of such Form 8-K.

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

                                                   CHRYSLER CORPORATION
                                          --------------------------------------
                                                       (Registrant)

Date: April 10, 1997                      By          J. D. Donlon, III
                                            ------------------------------------
                                                     J. D. Donlon, III
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

                   FOR QUARTERLY REPORT ON FORM 10-Q FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1997

EXHIBIT
-------
 4-D-7     Appendix E to Indenture, dated as of March 1, 1985, as
           amended and supplemented, between Chrysler Corporation and
           State Street Bank and Trust Company, as successor Trustee to
           Manufacturers Hanover Trust Company. Filed as Exhibit 4-D-7
           to Registration No. 333-21849 on Form S-4 of Chrysler
           Corporation and incorporated herein by reference (not
           included herewith).
 4-D-8     Appendix F to Indenture, dated as of March 1, 1985, as
           amended and supplemented, between Chrysler Corporation and
           State Street Bank and Trust Company, as successor Trustee to
           Manufacturers Hanover Trust Company. Filed as Exhibit 4-D-8
           to Registration No. 333-21849 on Form S-4 of Chrysler
           Corporation and incorporated herein by reference (not
           included herewith).
 4-D-9     Appendix G to Indenture, dated as of March 1, 1985, as
           amended and supplemented, between Chrysler Corporation and
           State Street Bank and Trust Company, as successor Trustee to
           Manufacturers Hanover Trust Company. (Filed with this
           report.)
10-A-10    Copy of Chrysler Corporation 1991 Stock Compensation Plan,
           as amended and in effect on and after February 6, 1997.
           (Filed with this report.)
10-A-11    Copy of Chrysler Corporation Stock Option Plan, as amended through February 6, 1997. (Filed with this report.)
  11       Statement regarding computation of earnings per common
           share. (Filed with this report.)
  15A      Letter, dated April 10, 1997, re unaudited interim
           information. (Filed with this report.)
  15B      Letter, dated April 10, 1997, re unaudited interim
           information. (Filed with this report.)
  27       Financial Data Schedule for three months ended March 31,
           1997. (Filed with this report.)