Form 10-Q
period 1997-06-30
CHRYSLER CORP /DE
filed 1997-07-11
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     June 30, 1997
                               -----------------------------

                                     OR


/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               -------------------   -----------------------

Commission file number   1-9161
                      -------------

                            CHRYSLER CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           STATE OF DELAWARE                            38-2673623
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


1000 Chrysler Drive,  Auburn Hills, Michigan                   48326-2766
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                               (248) 576-5741
--------------------------------------------------------------------------------
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

The registrant had 674,471,107 shares of common stock outstanding as of June 30, 1997.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                      PAGE NO.
                                                                      --------
Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements                                 1-5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        6-11


Part II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders  12-13

          Item 5.  Other Information                                    14-16

          Item 6.  Exhibits and Reports on Form 8-K                     17

Signature Page                                                          18

Exhibit Index                                                           19

                         PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
           For the Three and Six Months Ended June 30, 1997 and 1996
                            (In millions of dollars)


                                                  Three Months Ended         Six Months Ended
                                                  --------------------       ---------------------
                                                  1997          1996         1997          1996
                                                 -------       -------       -------       -------
Sales of manufactured products                   $13,393       $14,858       $28,549       $28,902
Finance and insurance revenues                       400           431           810           880
Other revenues                                       595           550         1,145         1,013
                                                 -------       -------       -------       -------
                           TOTAL REVENUES         14,388        15,839        30,504        30,795
                                                 -------       -------       -------       -------

Costs, other than items below                     11,092        11,740        23,060        22,745
Depreciation and special tools amortization          706           591         1,384         1,202
Selling and administrative expenses                1,214         1,220         2,421         2,307
Employee retirement benefits                         311           306           636           617
Interest expense                                     254           262           488           534
                                                 -------       -------       -------       -------
                            TOTAL EXPENSES        13,577        14,119        27,989        27,405
                                                 -------       -------       -------       -------
              EARNINGS BEFORE INCOME TAXES           811         1,720         2,515         3,390
Provision for income taxes                           328           683         1,003         1,348
                                                 -------       -------       -------       -------

                              NET EARNINGS       $   483       $ 1,037       $ 1,512       $ 2,042
Preferred stock dividends                              1             1             1             2
                                                 -------       -------       -------       -------
              NET EARNINGS ON COMMON STOCK       $   482       $ 1,036       $ 1,511       $ 2,040
                                                 =======       =======       =======       =======

                                                          (In dollars or millions of shares)
PRIMARY EARNINGS PER COMMON SHARE                $  0.70       $  1.39       $  2.17       $  2.70
                                                 =======       =======       =======       =======

Average common and dilutive equivalent
 shares outstanding                                685.7         747.7         695.8         754.4

FULLY DILUTED EARNINGS PER COMMON SHARE          $  0.70       $  1.38       $  2.16       $  2.68
                                                 =======       =======       =======       =======

Average common and dilutive equivalent
 shares outstanding                                689.0         753.0         698.8         761.6


DIVIDENDS DECLARED PER COMMON SHARE              $  0.40       $  0.35       $  0.80       $  0.65


See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)



                                                                         1997                      1996
                                                                      ----------         -------------------------
                                                                        June 30          Dec. 31          June 30
                                                                      ----------         -------------------------
                                                                      (unaudited)                       (unaudited)
ASSETS:
Cash and cash equivalents                                                $ 5,623         $ 5,158           $5,635
Marketable securities                                                      2,412           2,594            3,127
                                                                         -------         -------           ------
     Total cash, cash equivalents and marketable securities                8,035           7,752            8,762

Accounts receivable - trade and other                                      2,021           2,126            2,610
Inventories                                                                6,079           5,195            5,535
Prepaid employee benefits, taxes and other expenses                        1,661           1,929              707
Finance receivables and retained interests in
     sold receivables                                                     14,421          12,339           12,914
Property and equipment                                                    16,060          14,905           13,283
Special tools                                                              4,144           3,924            3,492
Intangible assets                                                          1,949           1,995            1,889
Other noncurrent assets                                                    6,658           6,019            6,602
                                                                         -------         -------          -------
                                TOTAL ASSETS                             $61,028         $56,184          $55,794
                                                                         =======         =======          =======

LIABILITIES:
Accounts payable                                                         $ 9,564         $ 8,981          $ 9,155
Accrued liabilities and expenses                                           9,410           8,864            8,567
Short-term debt                                                            3,903           3,214            1,667
Payments due within one year on long-term debt                             3,538           2,998            2,388
Long-term debt                                                             9,367           7,184            9,166
Accrued noncurrent employee benefits                                       9,729           9,431            9,390
Other noncurrent liabilities                                               3,957           3,941            4,039
                                                                         -------         -------          -------
                                TOTAL LIABILITIES                         49,468          44,613           44,372
                                                                         -------         -------          -------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
  20.0 shares; Series A Convertible Preferred Stock;
  issued and outstanding: 1997 - 0.02; 1996 - 0.04 and 0.06 shares, respectively (aggregate liquidation preference 1997 - $8 million;
  1996 - $21 million and $32 million, respectively)                            *               *                *
Common stock - $1 per share par value; authorized
  1,000.0 shares; issued: 1997 - 823.1; 1996 - 821.6 shares
  and 820.4 shares, respectively                                             823             822              820
Additional paid-in capital                                                 5,169           5,129            5,117
Retained earnings                                                          9,793           8,829            7,816
Treasury stock - at cost:  1997 - 148.6 shares;
  1996 - 119.1 and 91.8 shares, respectively                              (4,225)         (3,209)          (2,331)
                                                                         -------         -------          -------
                                TOTAL SHAREHOLDERS' EQUITY                11,560          11,571           11,422
                                                                         -------         -------          -------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $61,028         $56,184          $55,794
                                                                         =======         =======          =======


* Less than $1 million


See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                For the Six Months Ended June 30, 1997 and 1996
                            (In millions of dollars)



                                                                     1997               1996
                                                                   --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 3,376            $ 4,083
                                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                (1,559)            (1,946)
  Sales and maturities of marketable securities                      1,741              2,101
  Finance receivables acquired                                     (14,006)           (12,454)
  Finance receivables collected                                      4,276              3,843
  Proceeds from sales of finance receivables                         7,608              8,691
  Expenditures for property and equipment                           (1,404)            (1,273)
  Expenditures for special tools                                      (808)              (473)
  Purchases of vehicle operating leases                               (891)              (340)
  Proceeds from the sale of nonautomotive assets                        --                476
  Other                                                                248                 --
                                                                   -------            -------
                NET CASH USED IN INVESTING ACTIVITIES               (4,795)            (1,375)
                                                                   -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term debt                                            689             (1,137)
  Proceeds from long-term borrowings                                 4,336              1,122
  Payments on long-term borrowings                                  (1,607)            (1,075)
  Repurchases of common stock                                       (1,007)            (1,110)
  Dividends paid                                                      (560)              (455)
  Other                                                                 33                 39
                                                                   -------            -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,884             (2,616)
                                                                   -------            -------

Change in cash and cash equivalents                                    465                 92
Cash and cash equivalents at beginning of period                     5,158              5,543
                                                                   -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 5,623            $ 5,635
                                                                   =======            =======


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

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary, primarily investments in certain dealerships, are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three and six months ended June 30, 1997 and 1996 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts for 1996 have been reclassified to conform with current period classifications.

NOTE 2.  INVENTORIES

Inventories, summarized by major classification, were as follows:


                                                              1997                 1996
                                                             -------       ---------------------
                                                             June 30       Dec. 31       June 30
                                                             --------      -------       -------
                                                                  (In millions of dollars)
Finished products, including service parts                    $1,770        $1,569        $1,561
Raw materials, finished production parts and supplies          1,423         1,540         1,374
Vehicles held for short-term lease                             2,886         2,086         2,600
                                                             -------       -------       -------
                                                      TOTAL   $6,079        $5,195        $5,535
                                                             =======       =======       =======


NOTE 3.  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1997, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this accounting standard did not have a material impact on Chrysler's consolidated financial statements.

Effective January 1, 1996, Chrysler adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The initial adoption of this new accounting standard did not have a material impact on Chrysler's consolidated financial statements. Also, see Note 6.

NOTE 4.  COMMON STOCK REPURCHASES

During 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1997 common stock repurchases from $1 billion to $2 billion. These common stock repurchases are subject to market and general economic conditions. During the second quarter and first six months of 1997, Chrysler repurchased
13.5 million and 31.3 million shares, respectively, of its common stock at a cost of $410 million and $997 million, respectively.

NOTE 5.  SALE OF DEFENSE ELECTRONICS AND AIRBORNE SYSTEMS UNITS

During the second quarter of 1996, Chrysler completed the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc.
("CTAS "), for net proceeds of $476 million. The sale resulted in a pretax gain of $101 million ($87 million after taxes) which is included in Costs, other than items below in the consolidated statement of earnings.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 6.  LOSS ON ASSETS TO BE SOLD

During the second quarter of 1996, Chrysler committed to a plan of disposal for Thrifty Rent-A-Car System, Inc. ("Thrifty"). Accordingly, a pretax loss of $65 million ($100 million after taxes) was recognized in the second quarter of 1996 to write down Thrifty's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of Thrifty is based principally on an analysis of non-binding bids. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Thrifty's assets and liabilities at June 30, 1997, and its results of operations for the three and six months ended June 30, 1997 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. Chrysler is continuing with its efforts to sell Thrifty and is uncertain when the sale of Thrifty may occur.

NOTE 7.  NEW ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on Chrysler's reported EPS amounts. Restatement of all prior period EPS data presented is required. This Statement is effective for Chrysler's consolidated financial statements for the year ended December 31, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Chrysler has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. Chrysler will adopt this accounting standard on January 1, 1998, as required.

NOTE 8.  SUBSEQUENT EVENT

On July 3, 1997, Chrysler announced its intent to extinguish its $267 million 10.95% Debentures Due 2017 ("Debentures") and $245 million 10.40% Notes Due 1999 ("Notes"). The early extinguishment of the Debentures and Notes is expected to occur in August 1997 and result in an immaterial loss. Chrysler plans on refinancing the Debentures and Notes in the third quarter of 1997, subject to market and general economic conditions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $811 million for the second quarter of 1997, compared with $1,720 million for the second quarter of 1996. For the first six months of 1997, Chrysler reported earnings before income taxes of $2,515 million, compared with $3,390 million for the first six
months of 1996.   Net earnings for the second quarter of 1997 were $483
million, or $0.70 per common share, compared with $1,037 million, or $1.39 per common share, for the second quarter of 1996. Net earnings for the first six months of 1997 were $1,512 million, or $2.17 per common share, compared with $2,042 million, or $2.70 per common share, for the first six months of 1996.

     Earnings for the second quarter and first six months of 1997 included an estimated unfavorable impact of approximately $730 million ($438 million after taxes) related to a 29-day strike at an engine plant in Detroit, Michigan that temporarily shut down seven of Chrysler's assembly plants and certain automotive component operations. The strike resulted in an estimated loss of vehicle production and shipments of approximately 89,000 units, net of second-quarter recoveries. The strike estimate does not take into account the effect of possible recoveries, if any, that may occur during the remainder of 1997. The estimate of the strike impact was based on Chrysler's second-quarter production as planned at the time of the strike.

     Earnings for the second quarter and first six months of 1996 included a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"), and a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc. ("Thrifty").

     Chrysler's worldwide vehicle shipments in the second quarter and first six months of 1997 were 738,453 units and 1,519,692 units, respectively, compared with 801,769 units and 1,554,945 units, respectively, in the second quarter and first six months of 1996. Chrysler's vehicle shipments outside of the U.S., Canada and Mexico in the second quarter and first six months of 1997 were 72,308 units and 125,160 units, respectively, compared with 55,909 units and 103,254 units, respectively, in the second quarter and first six months of 1996. The decreases in worldwide shipments primarily reflect the unfavorable impact of the strike.

     In addition to the effect of the strike, pretax earnings in the second quarter and first six months of 1997 as compared with the second quarter and first six months of 1996 reflect an increase in average sales incentives per vehicle and increased warranty costs, partially offset by vehicle pricing actions and lower profit-based employee compensation costs. The increase in average sales incentives per vehicle was attributable to an increasingly competitive market environment. The increase in warranty costs was primarily related to several voluntary customer service actions and recalls initiated in the second quarter of 1997, partially offset by the effect of lower average warranty conditions on current model year vehicles.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the second quarter of 1997, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 16.2 million units, compared with 16.7 million units for the second quarter of 1996, a decrease of 3 percent.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL REVIEW - CONTINUED


     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the second quarter and first six months of 1997 and 1996 were as follows:

                                            Second Quarter                   Six Months
                                   -----------------------------  ---------------------------------
                                                       Increase/                          Increase/
                                      1997     1996   (Decrease)      1997        1996   (Decrease)
                                   --------  --------  ---------  ----------   --------- ----------
U.S. Retail Market (1):
  Car sales                         215,338   256,119   (40,781)     418,315     471,266   (52,951)
  Car market share                     9.7%     10.6%     (0.9)%        9.9%       10.5%     (0.6)%
  Truck sales (including minivans)  413,152   448,467   (35,315)     782,830     824,626   (41,796)
  Truck market share                  21.8%     24.1%     (2.3)%       21.8%       23.5%     (1.7)%
  Combined car and truck sales      628,490   704,586   (76,096)   1,201,145   1,295,892   (94,747)
  Combined car and truck
     market share                     15.3%     16.4%     (1.1)%       15.4%       16.2%     (0.8)%
U.S. and Canada Retail Market (1):
  Combined car and truck sales      702,210   773,017   (70,807)   1,329,054   1,417,695   (88,641)
  Combined car and truck
     market share                     15.5%     16.7%     (1.2)%       15.6%       16.5%     (0.9)%

     (1) All retail sale and market share data include fleet sales.



     Chrysler's U.S. car market share for the second quarter and first six months of 1997 decreased compared with the second quarter and first six months of 1996 primarily as a result of decreased sales of its Neon vehicles and Dodge Intrepid, Chrysler Concorde, and Eagle Vision sedans. Chrysler's U.S. truck market share for the second quarter and first six months of 1997 decreased compared with the second quarter and first six months of 1996 primarily as a result of decreased sales of its Dodge Ram pickup trucks and Jeep(R) Grand Cherokees, which primarily reflects the effect of the strike. In addition to the effect of the strike, these decreases reflect an increasingly competitive environment resulting primarily from new product offerings from competitors. Japanese manufacturers have also benefited from currency exchange rate changes between the Japanese yen and U.S. dollar which have given them greater flexibility in vehicle pricing. This increased competitive environment resulted in Chrysler increasing average sales incentives per vehicle in the first half of 1997 and lowering total-year 1997 planned production.

     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $156 million for the second quarter of 1997 compared with $155 million for the second quarter of 1996. For the first six months of 1997, CFC reported earnings before income taxes of $297 million compared with $309 million for the first six months of 1996. CFC's net earnings for the second quarter and first six months of 1997 were $103 million and $196 million, respectively, compared with $101 million and $199 million for the second quarter and first six months of 1996.

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the second quarter and first six months of 1997 and 1996 were as follows:

                                              Second Quarter                      Six Months
                                      --------------------------------   ------------------------------
                                                             Increase/                        Increase/
(In millions of dollars)                 1997        1996   (Decrease)      1997       1996  (Decrease)
                                      --------    --------  ----------   --------   -------- ----------
Sales of manufactured products        $ 13,393    $ 14,858     (10)%     $ 28,549   $ 28,902     (1)%
Finance and insurance revenues             400         431      (7)%          810        880     (8)%
Other revenues                             595         550       8 %        1,145      1,013     13 %
                                      --------    --------               --------   --------
     Total revenues                   $ 14,388    $ 15,839      (9)%     $ 30,504   $ 30,795     (1)%
                                      ========    ========               ========   ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - CONTINUED


     The decrease in sales of manufactured products in the second quarter of 1997 compared with the second quarter of 1996 primarily reflects an 8 percent decrease in vehicle shipments and a decrease in average revenue per unit, net of sales incentives, from $18,649 in the second quarter of 1996 to $18,465 in the second quarter of 1997. The decrease in sales of manufactured products in the first six months of 1997 compared with the first six months of 1996 primarily reflects a 2 percent decrease in vehicle shipments, partially offset by an increase in average revenue per unit, net of sales incentives, from $18,604 in the first six months of 1996 to $18,963 in the first six months of 1997. The decrease in average revenue per unit in the second quarter primarily reflects higher average sales incentives per vehicle, and lower shipments of Jeep Grand Cherokees and Dodge Ram pickup trucks resulting primarily from the strike, partially offset by vehicle pricing actions. The increase in average revenue per unit in the first six months of 1997 was principally due to vehicle pricing actions partially offset by higher average sales incentives per vehicle.

     The decrease in finance and insurance revenues in the second quarter and first six months of 1997 compared with the corresponding 1996 periods was primarily attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Prior to 1997, income from sold wholesale receivables was included in Finance and insurance revenues. Effective January 1, 1997, gains from sales of wholesale receivables are reported in Other revenues.

     The increase in other revenues for the second quarter and first six months of 1997 compared with the corresponding 1996 periods was primarily attributable to higher gains from sales of receivables at CFC and higher revenues by Car Rental Operations.

     Chrysler's total expenses for the second quarter and first six months of 1997 and 1996 were as follows:


                                                     Second Quarter                  Six Months
                                             ----------------------------   ------------------------------
                                                                 Increase/                        Increase/
                                                1997      1996   (Decrease)    1997      1996    (Decrease)
                                             --------   -------- ---------  --------- ---------  ---------
(In millions of dollars)
Costs, other than items below                $ 11,092   $ 11,740   (6)%     $ 23,060   $ 22,745      1 %
Depreciation and special tools
     amortization                                 706        591   19 %        1,384      1,202     15 %
Selling and administrative expenses             1,214      1,220   -- %        2,421      2,307      5 %
Employee retirement benefits                      311        306    2 %          636        617      3 %
Interest expense                                  254        262   (3)%          488        534     (9)%
                                             --------   --------            --------   --------
     Total expenses                          $ 13,577   $ 14,119   (4)%     $ 27,989   $ 27,405      2 %
                                             ========   ========            ========   ========


     Costs, other than items below decreased in the second quarter of 1997 compared with the second quarter of 1996, primarily as a result of an 8 percent decrease in vehicle shipments, partially offset by increased vehicle content. Costs, other than items below were 83 percent and 81 percent of sales of manufactured products for the second quarter and first six months of 1997, respectively, compared with 79 percent for both the second quarter and first six months of 1996.

     Depreciation and special tools amortization for the second quarter and first six months of 1997 increased compared with the corresponding 1996 periods primarily as a result of higher levels of property and equipment and tooling in use, including increased depreciation related to vehicles under purchased operating leases.

     Selling and administrative expenses for the first six months of 1997 increased compared with the corresponding 1996 period primarily as a result of increased advertising expenses and increased expenses associated with Chrysler's expanding international operations, partially offset by lower profit-based employee compensation costs.

     Interest expense for the second quarter and first six months of 1997 decreased compared with the corresponding 1996 periods primarily as a result of lower average effective cost of borrowings at CFC. The decline in CFC's average effective cost of borrowings primarily reflects lower market interest rates in the U.S. and Canada.

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

     During the second quarter of 1996, Chrysler committed to a plan of disposal for Thrifty. Accordingly, a pretax loss of $65 million ($100 million after taxes) was recognized in the second quarter of 1996 to write down Thrifty's carrying value to estimated fair value less cost to sell. Chrysler's estimate of the fair value of Thrifty is based principally on an analysis of non-binding bids. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty. Thrifty's assets and liabilities at June 30, 1997, and its results of operations for the three and six months ended June 30, 1997 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively. Chrysler is continuing with its efforts to sell Thrifty and is uncertain when the sale of Thrifty may occur.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $8,035 million at June 30, 1997 (including $994 million held by CFC and Car Rental Operations), compared with $7,752 million at December 31, 1996 (including $797 million held by CFC and Car Rental Operations). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first six months of 1997 was primarily the result of cash generated by operating activities and cash provided by a net increase in total debt, partially offset by capital expenditures, net finance receivables acquired, common stock repurchases and dividend payments.

     During 1996, Chrysler's Board of Directors approved an increase in Chrysler's planned 1997 common stock repurchases from $1 billion to $2 billion. These common stock repurchases are subject to market and general economic conditions. During the second quarter and the first six months of 1997, Chrysler repurchased 13.5 million and 31.3 million shares, respectively, of its common stock at a cost of $410 million and $997 million, respectively.

     In February 1997, Chrysler sold $500 million of 7.45% Debentures due 2097 and $600 million of 7.45% Debentures due 2027 for net proceeds of $485 million and $592 million, respectively.

     On July 3, 1997, Chrysler announced its intent to extinguish its $267 million 10.95% Debentures Due 2017 ("Debentures") and $245 million 10.40% Notes Due 1999 ("Notes"). The early extinguishment of the Debentures and Notes is expected to occur in August 1997 and result in an immaterial loss. Chrysler plans on refinancing the Debentures and Notes in the third quarter of 1997, subject to market and general economic conditions.

     At June 30, 1997, Chrysler (excluding CFC) had debt maturities totaling $1.0 billion through 1999. During the second quarter of 1997, Chrysler replaced its existing $2.4 billion revolving credit agreement, which was to expire in April 2001, with a new $2.6 billion revolving credit agreement expiring in April 2002. There were no amounts outstanding under either revolving credit agreement during the second quarter of 1997. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $3.2 billion of net proceeds from the sale of automotive retail receivables in the first six months of 1997 compared with $4.7 billion of net proceeds in the first six months of 1996. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $6.8 billion and $6.6 billion at June 30, 1997 and 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

     At June 30, 1997, CFC had contractual debt maturities of $5.0 billion for the remainder of 1997 (including $3.2 billion of short-term notes), $2.6 billion in 1998 and $3.0 billion in 1999. During the second quarter of 1997, CFC entered into new revolving credit facilities which replaced its existing U.S. and Canadian revolving credit facilities. The new facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1998 and a $6 billion facility expiring in April 2002. There were no amounts outstanding under any of the revolving credit facilities during the second quarter of 1997. CFC believes that cash provided by operations, receivable sales, securitizations, and the issuance of term debt and commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

                                    OUTLOOK

     The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

     During the second quarter of 1997, Chrysler faced an increasingly competitive environment resulting primarily from new product offerings from competitors. Japanese manufacturers have also benefited from currency exchange rate changes between the Japanese yen and U.S. dollar which have given them greater flexibility in vehicle pricing. This increased competitive environment resulted in Chrysler increasing average sales incentives per vehicle in the first half of 1997 and lowering total-year 1997 planned production. This increasingly competitive environment could result in additional similar actions during the second half of 1997.

     Chrysler's worldwide vehicle production in the second quarter of 1997 was 704,938 units, a decrease of 113,062 units or 14 percent, compared with our planned second quarter 1997 production of 818,000 (as estimated at the end of the first quarter of 1997). The decrease was primarily attributable to the strike. Worldwide vehicle production for the third quarter of 1997 is expected to be approximately 586,000 units, a decrease of 45,000 units compared with the third quarter of 1996. This expected production level is heavily dependent on Chrysler's ability to maintain its competitive position, continued favorable economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated, and the avoidance of work stoppages by represented employees.

     Chrysler projects that full-year 1997 retail (including fleet) industry sales for the U.S. will range from 15.0 million to 15.5 million units and that full-year 1997 retail (including fleet) industry sales for Canada will range from 1.2 million to 1.4 million units. Full-year 1996 retail (including fleet) industry sales were 15.4 million units and 1.2 million units in the U.S. and Canada, respectively. Actual levels of industry retail (including fleet) sales will depend on, among other things, economic conditions in the U.S. and Canada. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

     In addition, Chrysler wishes to caution readers that several factors, as well as those factors described elsewhere in this discussion or in other Securities and Exchange Commission filings, in some cases have affected, and in the future could affect, Chrysler's actual results, and could cause Chrysler's actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Chrysler. Those factors include: business conditions and growth in the automotive industry and general economy; changes in gasoline and oil prices; changes in consumer debt levels and interest rates; changes in consumer preferences away from pickup trucks, sport-utility vehicles and minivans; competitive factors, such as domestic and foreign rival car and truck offerings, sales incentives, acceptance of new products and price pressures; excess or shortage of manufacturing capacity; risks and uncertainties associated with Chrysler's expansion into international markets; and changes in foreign currency exchange rates and the resulting impact on pricing strategies of major foreign competitors. Additionally, several of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to its competitors' offerings, substantial changes in consumer preferences, government regulations, or adverse economic conditions in the U.S. and Canada. Finally, the automotive industry historically has been highly cyclical and the duration of these cycles has been difficult to predict.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                            NEW ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on Chrysler's reported EPS amounts. Restatement of all prior period EPS data presented is required. This Statement is effective for Chrysler's financial statements for the year ended December 31, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Chrysler has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. Chrysler will adopt this accounting standard on January 1, 1998, as required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. Chrysler has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. Chrysler will adopt this accounting standard on January 1, 1998, as required.


                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and six months ended June 30, 1997 and 1996 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                         PART II.  OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Chrysler Corporation was held on May 15, 1997.

(c) The following matters were submitted to a vote at the meeting:

    (1) the election of the following nominees as directors of Chrysler Corporation. The vote with respect to each nominee was as follows:


                 NOMINEE                     FOR             WITHHELD
         -----------------------         -----------         ---------
         Lilyan H. Affinito              619,769,380         4,661,247
         James D. Aljian                 619,746,373         4,684,254
         Robert E. Allen                 619,621,998         4,808,629
         Joseph A. Califano, Jr.         619,653,089         4,777,538
         Thomas G. Denomme               619,977,224         4,453,403
         Robert J. Eaton                 619,993,038         4,437,589
         Earl G. Graves                  619,815,625         4,615,002
         Kent Kresa                      620,114,232         4,316,395
         Robert J. Lanigan               619,933,144         4,497,483
         Robert A. Lutz                  619,814,066         4,616,561
         Peter A. Magowan                620,056,244         4,374,383
         John B. Neff                    620,064,652         4,365,975
         Lynton R. Wilson                619,960,391         4,470,236


    (2) a recommendation of the Board of Directors that the stockholders appoint the firm of Deloitte & Touche LLP as independent accountants to audit the books, records and accounts of Chrysler Corporation for the year 1997. The vote on this matter was as follows:


                                                             BROKER
           FOR              AGAINST         ABSTAIN         NON-VOTES
        -----------        ---------       ---------        ---------
        621,399,700        1,391,933       1,638,994           -0-



  (3) a recommendation of the Board of Directors that the stockholders approve amendments to the Chrysler Corporation Incentive Compensation Plan and Long-Term Incentive Plan to make certain changes in order to preserve Chrysler's federal income tax deduction with respect to performance based compensation paid under the Plans in future years. The vote on this matter was as follows:


                                                             BROKER
           FOR              AGAINST         ABSTAIN         NON-VOTES
        -----------       -----------      ---------        ---------
        601,485,771       19,142,952       3,801,904           -0-


  (4) a recommendation of the Board of Directors that the stockholders approve amendments to the Chrysler Corporation 1991 Stock Compensation Plan and a related performance plan to increase the number of shares of Chrysler common stock available thereunder by 30 million shares and to make certain other changes in order to preserve Chrysler's federal income tax deduction with respect to performance based compensation paid under the Plan in future years. The vote on this matter was as follows:


                                                             BROKER
           FOR              AGAINST         ABSTAIN         NON-VOTES
        -----------       -----------      ---------        ---------
        539,115,208       80,837,509       4,477,910           -0-

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

  (5) a stockholder proposal related to cumulative voting in the election of directors. The vote on this matter was as follows:

                                                             BROKER
           FOR              AGAINST         ABSTAIN         NON-VOTES
        -----------       -----------     ----------       ----------
        113,148,660       391,036,515     32,221,050       88,024,402

  (6) a stockholder proposal requesting that Chrysler Corporation endorse the coalition for Environmentally Responsible Economies ("CERES") Principles for corporate environmental accountability. The vote on this matter was as follows:


                                                             BROKER
           FOR              AGAINST         ABSTAIN         NON-VOTES
        -----------       -----------     ----------       ----------
        39,414,980        454,134,594     42,856,651       88,024,402

Item 5.  OTHER INFORMATION                              SUPPLEMENTAL INFORMATION

       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                      STATEMENT OF EARNINGS (unaudited)
          For the Three and Six Months Ended June 30, 1997 and 1996
                           (In millions of dollars)


                                                    Three Months Ended         Six Months Ended
                                                   --------------------      --------------------
                                                     1997         1996         1997         1996
                                                   -------      -------      -------      -------

Sales of manufactured products                     $13,671      $15,103      $28,932      $29,277
Equity in earnings of unconsolidated
   subsidiaries and affiliates                         176           97          309          257
Interest income and other revenues                     206          202          407          374
                                                   -------      -------      -------      -------
                              TOTAL REVENUES        14,053       15,402       29,648       29,908
                                                   -------      -------      -------      -------

Costs, other than items below                       11,197       11,737       23,063       22,708
Depreciation and special tools amortization            659          558        1,300        1,141
Selling and administrative expenses                  1,016        1,033        2,015        1,945
Employee retirement benefits                           304          299          626          605
Interest expense                                        66           55          129          119
                                                   -------      -------      -------      -------
                              TOTAL EXPENSES        13,242       13,682       27,133       26,518
                                                   -------      -------      -------      -------

                EARNINGS BEFORE INCOME TAXES           811        1,720        2,515        3,390
Provision for income taxes                             328          683        1,003        1,348
                                                   -------      -------      -------      -------

                                NET EARNINGS        $  483      $ 1,037      $ 1,512      $ 2,042
                                                   =======      =======      =======      =======


This Supplemental Information does not present the results of operations of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and short-term vehicle rental subsidiaries (the "Car Rental Operations") accounted for on an equity basis rather than as consolidated subsidiaries and, therefore, does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." Because the operations of CFC and the Car Rental Operations are different in nature from Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                           BALANCE SHEET (unaudited)
                            (In millions of dollars)

                                                                               1997                       1996
                                                                             ---------         ---------------------------
                                                                              June 30          Dec. 31            June 30
                                                                             ---------         --------           --------
ASSETS:
Cash and cash equivalents                                                     $  5,013         $  4,825           $  5,327
Marketable securities                                                            2,027            2,122              2,216
                                                                              --------         --------           --------
    Total cash, cash equivalents and marketable securities                       7,040            6,947              7,543

Accounts receivable - trade and other                                            1,103              630              2,156
Inventories                                                                      5,053            4,364              4,640
Prepaid employee benefits, taxes and other expenses                              1,627            1,893                670
Property and equipment                                                          14,429           13,877             12,178
Special tools                                                                    4,144            3,924              3,492
Investments in and advances from/to unconsolidated subsidiaries
    and affiliated companies                                                     2,873            2,874              3,699
Intangible assets                                                                1,596            1,627              1,518
Deferred tax assets                                                              1,727            1,624              1,749
Other noncurrent assets                                                          5,930            5,448              5,658
                                                                              --------         --------           --------
                                                     TOTAL ASSETS             $ 45,522         $ 43,208           $ 43,303
                                                                              ========         ========           ========
LIABILITIES:
Accounts payable                                                              $  8,444         $  8,238           $  8,133
Accrued liabilities and expenses                                                 9,076            8,525              8,203
Short-term debt                                                                    357              346                344
Payments due within one year on long-term debt                                     533               22                 47
Long-term debt                                                                   1,766            1,206              1,747
Accrued noncurrent employee benefits                                             9,666            9,365              9,327
Other noncurrent liabilities                                                     4,120            3,935              4,080
                                                                              --------         --------           --------
                                                TOTAL LIABILITIES               33,962           31,637             31,881
                                                                              --------         --------           --------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued and outstanding: 1997 - 0.02; 1996 - 0.04 and 0.06 shares, respectively (aggregate liquidation preference 1997 - $8 million;
    1996 - $21 million and $32 million, respectively)                                *                *                  *
Common stock - $1 per share par value; authorized
    1,000.0 shares; issued: 1997 - 823.1; 1996 - 821.6 shares
    and 820.4 shares, respectively                                                 823              822                820
Additional paid-in capital                                                       5,169            5,129              5,117
Retained earnings                                                                9,793            8,829              7,816
Treasury stock - at cost:  1997 - 148.6 shares;
    1996 - 119.1 and 91.8 shares, respectively                                  (4,225)          (3,209)            (2,331)
                                                                              --------         --------           --------
                                       TOTAL SHAREHOLDERS' EQUITY               11,560           11,571             11,422
                                                                              --------         --------           --------
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 45,522         $ 43,208             43,303
                                                                              ========         ========           ========

*  Less than $1 million

This Supplemental Information does not present the financial position of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the financial position of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries and, therefore, does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenant contained in Chrysler's revolving credit facility is based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature from Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                 CONDENSED STATEMENT OF CASH FLOWS (unaudited)
                For the Six Months Ended June 30, 1997 and 1996
                            (In millions of dollars)


                                                             1997           1996
                                                           --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  2,662       $  3,347
                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities                            (390)        (1,451)
 Sales and maturities of marketable securities                  481          1,112
 Expenditures for property and equipment                     (1,354)        (1,255)
 Expenditures for special tools                                (808)          (473)
 Purchases of vehicle operating leases                         (131)            (8)
 Proceeds from sale of nonautomotive assets                      --            476
 Other                                                          127             56
                                                           --------       --------
              NET CASH USED IN INVESTING ACTIVITIES          (2,075)        (1,543)
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in short-term debt                                       11             74
 Proceeds from long-term borrowings                           1,088             14
 Payments on long-term borrowings                               (11)           (18)
 Change in advances from CFC                                     47             --
 Repurchases of common stock                                 (1,007)        (1,110)
 Dividends paid                                                (560)          (455)
 Other                                                           33             38
                                                           --------       --------
              NET CASH USED IN FINANCING ACTIVITIES            (399)        (1,457)
                                                           --------       --------

Change in cash and cash equivalents                             188            347
Cash and cash equivalents at beginning of period              4,825          4,980
                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  5,013       $  5,327
                                                           ========       ========



This Supplemental Information does not present the cash flows of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the cash flows of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries and, therefore, does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Because the operations of CFC and the Car Rental Operations are different in nature from Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits
         The exhibits filed with this Report are listed in the Exhibit Index which immediately precedes such exhibits.

(b) Reports on Form 8-K
         There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                                                       CONFORMED









                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CHRYSLER CORPORATION
                                        ------------------------------
                                                (Registrant)




Date: July 11, 1997                      By    J. D. Donlon, III
                                             -------------------------
                                               J. D. Donlon, III
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                EXHIBIT INDEX

                   For Quarterly Report on Form 10-Q for the
                      Quarterly Period Ended June 30, 1997


EXHIBIT

4-E Copy of $2,550,000,000 Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Corporation, Chrysler Canada Ltd., the several Banks party to the Agreement, Royal Bank of Canada, as Canadian Administrative Agent, and The Chase Manhattan Bank, as Administrative Agent for the Banks. (Filed with this report.)

10-A-12 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended on May 15, 1997. (Filed with this report.)

10-B-6 Copy of Chrysler Corporation Incentive Compensation Plan, as amended on May 15, 1997. (Filed with this report.)

10-B-7 Copy of Chrysler Corporation Long-Term Incentive Plan, as amended on May 15, 1997. (Filed with this report.)

10-B-8 Copy of Chrysler Corporation Long-Term Performance Plan, as amended on May 15, 1997. (Filed with this report.)

11 Statement regarding computation of earnings per common share. (Filed with this report.)

15A Letter, dated July 11, 1997, re unaudited interim information. (Filed with this report.)

15B Letter, dated July 11, 1997, re unaudited interim information. (Filed with this report.)

27 Financial Data Schedule for the six months ended June 30, 1997. (Filed with this report.)