Form 10-Q
period 1997-09-30
CHRYSLER CORP /DE
filed 1997-10-10
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended    September 30, 1997
                                  ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from                   to
                               ----------------     -----------------

Commission file number      1-9161
                         ---------

                            CHRYSLER CORPORATION
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

The registrant had 662,483,139 shares of common stock outstanding as of September 30, 1997.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                     PAGE NO.
                                                                     --------
    Part I.FINANCIAL INFORMATION

           Item 1.  Financial Statements                               1-5

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      6-11


    Part II.OTHER INFORMATION

           Item 1.  Legal Proceedings                                  12

           Item 5.  Other Information                                 13-15

           Item 6.  Exhibits and Reports on Form 8-K                    16

    Signature Page                                                      17

    Exhibit Index                                                       18

                         PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
        For the Three and Nine Months Ended September 30, 1997 and 1996
                            (In millions of dollars)


                                                              Three Months Ended          Nine Months Ended
                                                            ---------------------       ---------------------
                                                             1997           1996         1997           1996
                                                            -------       -------       -------       -------

Sales of manufactured products                              $12,101       $13,396       $40,650       $42,298
Finance and insurance revenues                                  394           436         1,204         1,316
Other revenues                                                  681           524         1,826         1,537
                                                            -------       -------       -------       -------
                                         TOTAL REVENUES      13,176        14,356        43,680        45,151
                                                            -------       -------       -------       -------

Costs, other than items below                                10,145        10,975        33,205        33,720
Depreciation and special tools amortization                     590           527         1,974         1,729
Selling and administrative expenses                           1,139         1,108         3,560         3,415
Employee retirement benefits                                    325           391           961         1,008
Interest expense                                                251           244           739           778
                                                            -------       -------       -------       -------
                                         TOTAL EXPENSES      12,450        13,245        40,439        40,650
                                                            -------       -------       -------       -------

                          EARNINGS BEFORE INCOME TAXES          726         1,111         3,241         4,501
Provision for income taxes                                      285           431         1,288         1,779
                                                            -------       -------       -------       -------

                                            NET EARNINGS    $   441       $   680       $ 1,953       $ 2,722
Preferred stock dividends                                        --             1             1             3
                                                            -------       -------       -------       -------
                          NET EARNINGS ON COMMON STOCK      $   441       $   679       $ 1,952       $ 2,719
                                                            =======       =======       =======       =======

                                                                     (In dollars or millions of shares)
PRIMARY EARNINGS PER COMMON SHARE                           $  0.65       $  0.93       $  2.83       $  3.65
                                                            =======       =======       =======       =======

Average common and dilutive equivalent
 shares outstanding                                           679.2         728.3         690.3         745.6

FULLY DILUTED EARNINGS PER COMMON SHARE                     $  0.65       $  0.93       $  2.82       $  3.62
                                                            =======       =======       =======       =======

Average common and dilutive equivalent
 shares outstanding                                           681.6         732.3         693.1         751.8


DIVIDENDS DECLARED PER COMMON SHARE                         $  0.40       $  0.35       $  1.20       $  1.00


See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)

                                                                      1997                1996
                                                                   -----------  ------------------------
                                                                    Sept. 30    Dec. 31       Sept. 30
                                                                   -----------  -----------  -----------
                                                                   (unaudited)               (unaudited)
ASSETS:
Cash and cash equivalents                                          $ 5,347      $ 5,158        $ 5,599
Marketable securities                                                2,252        2,594          3,079
                                                                   -------      -------        -------
      Total cash, cash equivalents and marketable securities         7,599        7,752          8,678

Accounts receivable - trade and other                                1,837        2,126          2,144
Inventories                                                          6,419        5,195          5,552
Prepaid employee benefits, taxes and other expenses                  1,670        1,929            640
Finance receivables and retained interests in
      sold receivables                                              13,161       12,339         12,593
Property and equipment                                              16,924       14,905         13,962
Special tools                                                        4,358        3,924          3,574
Intangible assets                                                    1,950        1,995          1,878
Other noncurrent assets                                              6,201        6,019          6,701
                                                                   -------      -------        -------
                                      TOTAL ASSETS                 $60,119      $56,184        $55,722
                                                                   =======      =======        =======

LIABILITIES:
Accounts payable                                                   $ 9,614      $ 8,981        $ 9,212
Accrued liabilities and expenses                                     9,456        8,864          8,399
Short-term debt                                                      3,145        3,214          1,548
Payments due within one year on long-term debt                       2,692        2,998          3,102
Long-term debt                                                      10,097        7,184          8,492
Accrued noncurrent employee benefits                                 9,865        9,431          9,539
Other noncurrent liabilities                                         3,983        3,941          4,020
                                                                   -------      -------        -------
                                 TOTAL LIABILITIES                  48,852       44,613         44,312
                                                                   -------      -------        -------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
      20.0 shares; Series A Convertible Preferred Stock;
      issued and outstanding: 1997 - 0.02 shares; 1996 - 0.04 and 0.05 shares, respectively (aggregate liquidation preference
      1997 - $8 million; 1996 - $21 and $26 million, respectively)       *            *              *
Common stock - $1 per share par value; authorized
      1,000.0 shares; issued: 1997 - 823.1 shares; 1996 - 821.6
      and 821.0 shares, respectively                                   823          822            821
Additional paid-in capital                                           5,232        5,129          5,118
Retained earnings                                                    9,996        8,829          8,246
Treasury stock - at cost:  1997 - 160.6 shares;
      1996 - 119.1 and 107.5 shares, respectively                   (4,784)      (3,209)        (2,775)
                                                                   -------      -------        -------
                        TOTAL SHAREHOLDERS' EQUITY                  11,267       11,571         11,410
                                                                   -------      -------        -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $60,119      $56,184        $55,722
                                                                   =======      =======        =======

*     Less than $1 million



See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
             For the Nine Months Ended September 30, 1997 and 1996
                            (In millions of dollars)



                                                                           1997             1996
                                                                          -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 5,660         $ 5,856
                                                                          -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                     (1,983)         (2,643)
    Sales and maturities of marketable securities                           2,343           3,098
    Finance receivables acquired                                          (20,739)        (16,225)
    Finance receivables collected                                           6,051           3,429
    Proceeds from sales of finance receivables                             13,310          12,539
    Expenditures for property and equipment                                (2,359)         (2,155)
    Expenditures for special tools                                         (1,208)           (763)
    Purchases of vehicle operating leases                                  (1,427)           (570)
    Proceeds from the sale of nonautomotive assets                             --             701
    Other                                                                     299             184
                                                                          -------         -------
                 NET CASH USED IN INVESTING ACTIVITIES                     (5,713)         (2,405)
                                                                          -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in short-term debt                                                 (69)         (1,256)
    Proceeds from long-term borrowings                                      5,550           1,268
    Payments on long-term borrowings                                       (2,938)         (1,180)
    Repurchases of common stock                                            (1,593)         (1,570)
    Dividends paid                                                           (830)           (712)
    Other                                                                     122              55
                                                                          -------         -------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              242          (3,395)
                                                                          -------         -------

Change in cash and cash equivalents                                           189              56
Cash and cash equivalents at beginning of period                            5,158           5,543
                                                                          -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 5,347         $ 5,599
                                                                          =======         =======



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

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary, primarily investments in certain dealerships, are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three and nine months ended September 30, 1997 and 1996 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts for 1996 have been reclassified to conform with current period classifications.

NOTE 2.  INVENTORIES


           Inventories, summarized by major classification, were as follows:
                                                                                            1997                1996
                                                                                          --------     -----------------------
                                                                                          Sept. 30       Dec. 31     Sept. 30
                                                                                          ---------    -----------  ----------
                                                                                                 (In millions of dollars)
Finished products, including service parts                                                  $1,865        $1,569        $1,800
Raw materials, finished production parts and supplies                                        1,495         1,540         1,351
Vehicles held for short-term lease                                                           3,059         2,086         2,401
                                                                                          --------      --------      --------
                                                                                   TOTAL    $6,419        $5,195        $5,552
                                                                                          ========      ========      ========


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

NOTE 4.  COMMON STOCK REPURCHASES

During 1996, Chrysler increased its planned 1997 common stock repurchases from $1 billion to $2 billion. During the third quarter and first nine months of 1997, Chrysler repurchased 17.7 million and 49.0 million shares of its common stock, respectively, at a cost of $641 million and $1,638 million, respectively. In October 1997, Chrysler announced a plan to repurchase an additional $2 billion of its common stock by the end of 1998. These common stock repurchases are subject to market and general economic conditions.

NOTE 5.  SALES OF NONAUTOMOTIVE ASSETS

During the second quarter of 1996, Chrysler completed the sale of Electrospace Systems, Inc. and Chrysler Technologies Airborne Systems, Inc., for net proceeds of $476 million. The sale resulted in a pretax gain of $101 million ($87 million after taxes) which is included in Costs, other than items below in the consolidated statement of earnings for the nine months ended September 30, 1996.

During the third quarter of 1996, Chrysler Financial Corporation sold certain nonautomotive assets for net proceeds of $225 million. The sale resulted in an immaterial loss.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6.  LOSS ON ASSETS TO BE SOLD

Through its Pentastar Transportation Group, Inc. ("Pentastar") subsidiary, Chrysler owns Thrifty-Rent-A-Car System, Inc. ("Thrifty") and Dollar Rent A Car Systems, Inc. ("Dollar"). Thrifty and Dollar are engaged in short-term vehicle rental activities and represent substantially all of the operating activities of Pentastar. During the second quarter of 1996, Chrysler committed to a plan of disposal for Thrifty and recognized a $65 million pretax loss ($100 million after taxes) to write down Thrifty's carrying value to estimated fair value less cost to sell. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings. Chrysler is continuing with its efforts to dispose of Thrifty and is uncertain when a disposition of Thrifty may occur. In addition, Chrysler is also exploring the potential disposition of Dollar. Chrysler believes that if it were to commit to a plan of disposal for Dollar no write-down of Dollar's carrying value would be required. Pentastar's assets and liabilities at September 30, 1997, and its results of operations for the three and nine months ended September 30, 1997 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively.

NOTE 7.  LONG-TERM DEBT

In July 1997, Chrysler sold $500 million of 7.40% Debentures due 2097 for net proceeds of $495 million. In August 1997, Chrysler extinguished its $267 million 10.95% Debentures due 2017 and $245 million 10.40% Notes due 1999 for $529 million.

NOTE 8.  NEW ACCOUNTING STANDARDS

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on Chrysler's consolidated financial statements. Chrysler will adopt this accounting standard on January 1, 1998, as required.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                               FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $726 million for the third quarter of 1997, compared with $1,111 million for the third quarter of 1996. For the first nine months of 1997, Chrysler reported earnings before income taxes of $3,241 million, compared with $4,501 million for the first nine
months of 1996.   Net earnings for the third quarter of 1997 were $441 million, or $0.65 per common share, compared with $680 million, or $0.93 per common share, for the third quarter of 1996. Net earnings for the first nine months of 1997 were $1,953 million, or $2.83 per common share, compared with $2,722 million, or $3.65 per common share, for the first nine months of 1996.

     Earnings for the third quarter and first nine months of 1997 include a $41 million charge ($25 million after taxes) for costs related to the decision to discontinue Chrysler's Eagle brand at the end of the 1998 model year. Earnings for the third quarter and first nine months of 1996 included a charge of $88 million ($55 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees. Earnings for the first nine months of 1996 also included a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"), and a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc.

     The decrease in earnings for the third quarter and first nine months of 1997 compared with the third quarter and first nine months of 1996 primarily reflects a decrease in vehicle shipments and an increase in average sales incentives per vehicle, partially offset by lower profit-based employee compensation costs. Chrysler's worldwide vehicle shipments in the third quarter and first nine months of 1997 were 605,356 units and 2,125,048 units, respectively, compared with 650,529 units and 2,205,474 units, respectively, in the third quarter and first nine months of 1996. The decrease in vehicle shipments for the third quarter of 1997 is primarily related to lower shipments of Dodge Intrepid and Chrysler Concorde sedans and Neon compact cars. The lower Intrepid and Concorde shipments are primarily related to the changeover to Chrysler's all-new Intrepid and Concorde sedans which began in the third quarter of 1997. The decrease in shipments for the first nine months of 1997 also reflects lower shipments of Jeep(R) Grand Cherokees and Dodge Ram pickup trucks resulting primarily from the unfavorable impact of a 29-day strike that temporarily shut down seven of Chrysler's assembly plants and certain automotive component operations during the second quarter of 1997. Also, the increase in average sales incentives per vehicle and lower vehicle shipments reflect an increasingly competitive environment resulting primarily from new product offerings from competitors and greater flexibility in vehicle pricing by Japanese manufacturers who have benefited from currency exchange rate changes between the Japanese yen and U.S. dollar.

     Chrysler's vehicle shipments outside of the U.S., Canada and Mexico in the third quarter and first nine months of 1997 were 54,138 units and 179,298 units, respectively, compared with 51,319 units and 154,573 units, respectively, in the third quarter and first nine months of 1996.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the third quarter of 1997, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 17.2 million units, compared with 16.7 million units for the third quarter of 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL REVIEW - CONTINUED

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the third quarter and first nine months of 1997 and 1996 were as follows:

                                                            Third Quarter                               Nine Months
                                                -------------------------------------   --------------------------------------------
                                                                           Increase/                                     Increase/
                                                  1997         1996       (Decrease)       1997            1996         (Decrease)
                                                -------      -------      ----------     -------         -------        ----------
U.S. Retail Market (1):
  Car sales                                     165,010      190,451       (25,441)       583,325         661,717        (78,392)
  Car market share                                 7.7%         8.7%         (1.0)%          9.1%            9.9%          (0.8)%
  Truck sales (including minivans)              379,177      399,658       (20,481)     1,162,007       1,224,284        (62,277)
  Truck market share                              20.9%        23.5%         (2.6)%         21.5%           23.5%          (2.0)%
  Combined car and truck sales                  544,187      590,109       (45,922)     1,745,332       1,886,001       (140,669)
  Combined car and truck
    market share                                  13.7%        15.2%         (1.5)%         14.8%           15.9%          (1.1)%
U.S. and Canada Retail Market (1):
  Combined car and truck sales                  607,789      645,766       (37,977)     1,936,843       2,063,461       (126,618)
  Combined car and truck
    market share                                  14.1%        15.5%         (1.4)%         15.1%           16.2%          (1.1)%

     (1) All retail sale and market share data include fleet sales.

     Chrysler's U.S. car market share for the third quarter and first nine months of 1997 decreased compared with the third quarter and first nine months of 1996 primarily as a result of decreased sales of its Neon, Intrepid and Concorde models. Chrysler's U.S. truck market share for the third quarter and first nine months of 1997 decreased compared with the third quarter and first nine months of 1996 primarily as a result of decreased sales of its Jeep Cherokees, Grand Cherokees and Dodge Ram pickup trucks.

     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $168 million for the third quarter of 1997 compared with $144 million for the third quarter of 1996. For the first nine months of 1997, CFC reported earnings before income taxes of $465 million compared with $453 million for the first nine months of 1996. CFC's net earnings for the third quarter and first nine months of 1997 were $111 million and $307 million, respectively, compared with $94 million and $293 million for the third quarter and first nine months of 1996, respectively. The increase in net earnings for the third quarter of 1997 compared with the third quarter of 1996 primarily reflects an increase in gains from sales of retail receivables, partially offset by an increase in provisions for credit losses.

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the third quarter and first nine months of 1997 and 1996 were as follows:



                                                             Third Quarter                               Nine Months
                                                -----------------------------------------     ----------------------------------
                                                                               Increase/                               Increase/
(In millions of dollars)                          1997            1996         (Decrease)      1997         1996       (Decrease)
                                                --------         -------       ----------     -------     --------     ----------
Sales of manufactured products                  $ 12,101        $ 13,396            (10)%     $ 40,650    $ 42,298           (4)%
Finance and insurance revenues                       394             436            (10)%        1,204       1,316           (9)%
Other revenues                                       681             524             30 %        1,826       1,537           19 %
                                                --------        --------        ---------     --------    --------
  Total revenues                                $ 13,176        $ 14,356             (8)%     $ 43,680    $ 45,151           (3)%
                                                ========        ========        =========     ========    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - CONTINUED

     The decrease in sales of manufactured products in the third quarter of 1997 compared with the third quarter of 1996 primarily reflects a 7 percent decrease in vehicle shipments and a decrease in average revenue per unit, net of sales incentives, from approximately $20,800 in the third quarter of 1996 to approximately $20,400 in the third quarter of 1997. The decrease in average revenue per unit in the third quarter of 1997 primarily reflects higher average sales incentives per vehicle. The decrease in sales of manufactured products in the first nine months of 1997 compared with the first nine months of 1996 primarily reflects a 4 percent decrease in vehicle shipments.

     The decrease in finance and insurance revenues in the third quarter and first nine months of 1997 compared with the corresponding 1996 periods is primarily attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Prior to 1997, income from sold wholesale receivables was included in Finance and insurance revenues. Effective January 1, 1997, gains from sales of wholesale receivables are reported in Other revenues in accordance with SFAS No. 125.

     The increase in other revenues for the third quarter and first nine months of 1997 compared with the corresponding 1996 periods is primarily attributable to higher gains from sales of retail and wholesale receivables at CFC and increased revenues by Car Rental Operations.

     Chrysler's total expenses for the third quarter and first nine months of 1997 and 1996 were as follows:


                                             Third Quarter                   Nine Months
                                     ----------------------------  --------------------------------
                                                       Increase/                         Increase/
                                      1997     1996    (Decrease)   1997          1996   (Decrease)
                                     -------  -------  ----------  -------      -------  ----------
(In millions of dollars)
Costs, other than items below        $10,145  $10,975        (8)%  $33,205      $33,720        (2)%
Depreciation and special tools
     amortization                        590      527        12 %    1,974        1,729        14 %
Selling and administrative expenses    1,139    1,108         3 %    3,560        3,415         4 %
Employee retirement benefits             325      391       (17)%      961        1,008        (5)%
Interest expense                         251      244         3 %      739          778        (5)%
                                     -------  -------              -------      -------
     Total expenses                  $12,450  $13,245        (6)%  $40,439      $40,650        (1)%
                                     =======  =======              =======      =======


     Costs, other than items below decreased in the third quarter and first nine months of 1997 compared with the corresponding 1996 periods, primarily as a result of a 7 percent and 4 percent decrease in vehicle shipments, respectively. Costs, other than items below were 84 percent and 82 percent of sales of manufactured products for the third quarter and first nine months of 1997, respectively, compared with 82 percent and 80 percent for the third quarter and first nine months of 1996, respectively.

     Depreciation and special tools amortization for the third quarter and first nine months of 1997 increased compared with the corresponding 1996 periods primarily as a result of higher levels of property and equipment in use, including increased depreciation related to vehicles under purchased operating leases.

     Selling and administrative expenses for the third quarter and first nine months of 1997 increased compared with the corresponding 1996 periods primarily as a result of increased advertising expenses and increased expenses associated with Chrysler's expanding international operations, partially offset by lower profit-based employee compensation costs.

     Employee retirement benefits for the third quarter and first nine months of 1997 decreased compared with the corresponding 1996 periods primarily as a result of costs associated with a voluntary early retirement program for certain salaried employees recognized in the third quarter of 1996.

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

     Through its Pentastar Transportation Group, Inc. ("Pentastar") subsidiary, Chrysler owns Thrifty-Rent-A-Car System, Inc. ("Thrifty") and Dollar Rent A Car Systems, Inc. ("Dollar"). Thrifty and Dollar are engaged in short-term vehicle rental activities and represent substantially all of the operating activities of Pentastar. During the second quarter of 1996, Chrysler committed to a plan of disposal for Thrifty and recognized a $65 million pretax loss ($100 million after taxes) to write down Thrifty's carrying value to estimated fair value less cost to sell. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings. Chrysler is continuing with its efforts to dispose of Thrifty and is uncertain when a disposition of Thrifty may occur. In addition, Chrysler is also exploring the potential disposition of Dollar. Chrysler believes that if it were to commit to a plan of disposal for Dollar no write-down of Dollar's carrying value would be required. Pentastar's assets and liabilities at September 30, 1997, and its results of operations for the three and nine months ended September 30, 1997 were immaterial to Chrysler's consolidated assets and liabilities and results of operations, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $7,599 million at September 30, 1997 (including $718 million held by CFC and Car Rental Operations), compared with $7,752 million at December 31, 1996 (including $797 million held by CFC and Car Rental Operations).

     During 1996, Chrysler increased its planned 1997 common stock repurchases from $1 billion to $2 billion. During the third quarter and first nine months of 1997, Chrysler repurchased 17.7 million and 49.0 million shares of its common stock, respectively, at a cost of $641 million and $1,638 million, respectively. In October 1997, Chrysler announced a plan to repurchase an additional $2 billion of its common stock by the end of 1998. These common stock repurchases are subject to market and general economic conditions.

     In February 1997, Chrysler sold $500 million of 7.45% Debentures due 2097 and $600 million of 7.45% Debentures due 2027 for net proceeds of $485 million and $592 million, respectively. In July 1997, Chrysler sold $500 million of 7.40% Debentures due 2097 for net proceeds of $495 million.

     In August 1997, Chrysler extinguished its $267 million 10.95% Debentures due 2017 and $245 million 10.40% Notes due 1999 for $529 million.

     At September 30, 1997, Chrysler (excluding CFC) had debt maturities totaling $506 million through 1999. At September 30, 1997, Chrysler had a $2.6 billion revolving credit agreement which expires in April 2002. There were no amounts outstanding under the revolving credit agreement during the third quarter of 1997. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $6.1 billion of net proceeds from the sale of automotive retail receivables in the first nine months of 1997 compared with $5.9 billion of net proceeds in the first nine months of 1996. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $7.0 billion and $5.8 billion at September 30, 1997 and 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

     At September 30, 1997, CFC had contractual debt maturities of $3.5 billion for the remainder of 1997 (including $2.3 billion of short-term notes), $2.6 billion in 1998 and $3.3 billion in 1999. CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1998 and a $6 billion facility expiring in April 2002. At September 30, 1997, $9 million of this amount was utilized. CFC believes that cash from operations, receivable sales, securitizations, and the issuance of term debt and commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

                                    OUTLOOK

     The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

     Chrysler's average sales incentives per vehicle increased during the first nine months of 1997 as a result of an increasingly competitive automotive environment. Chrysler expects to continue to face an increasingly competitive automotive environment which is likely to continue to limit vehicle pricing flexibility and may result in a further increase in average sales incentives per vehicle in the near term.

     In the third quarter of 1997, Chrysler began production of the all-new Dodge Intrepid sedan and Dodge Durango sport utility vehicle, and new Dodge Ram Four Door Club Cab pickup truck. In the fourth quarter of 1997, Chrysler will begin production of the all-new Chrysler Concorde and restyled full-size Dodge Ram Van and Wagons. In the first quarter of 1998, Chrysler will begin production of the all-new Chrysler LHS and 300M sedans.

     Chrysler's worldwide vehicle production in the third quarter of 1997 was 572,518 units, a decrease of 58,477 units or 9 percent, compared with the third quarter of 1996. Worldwide vehicle production for the fourth quarter of 1997 is expected to be approximately 713,000 units, an increase of 2,000 units compared with the fourth quarter of 1996. This expected production level is heavily dependent on Chrysler's ability to maintain its competitive position, continued favorable economic conditions in the U.S. and Canada where Chrysler's sales are concentrated, the avoidance of work stoppages by represented employees, and the successful launch of Chrysler's new products.

     Chrysler projects that full-year 1997 retail (including fleet) industry sales for the U.S. will be approximately 15.4 million units and that full-year 1997 retail (including fleet) industry sales for Canada will be approximately
1.4 million units.  Full-year 1996 retail (including fleet) industry sales were
15.4 million units and 1.2 million units in the U.S. and Canada, respectively. Actual levels of industry retail (including fleet) sales will depend on, among other things, economic conditions in the U.S. and Canada. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

     In addition, Chrysler wishes to caution readers that several factors, as well as those factors described elsewhere in this discussion or in other Securities and Exchange Commission filings, in some cases have affected, and in the future could affect, Chrysler's actual results, and could cause Chrysler's actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Chrysler. Those factors include: business conditions and growth in the automotive industry and general economy; changes in gasoline and oil prices; changes in consumer debt levels and interest rates; changes in consumer preferences away from pickup trucks, sport-utility vehicles and minivans; competitive factors, such as domestic and foreign rival car and truck offerings, sales incentives, consumer acceptance of new products and price pressures; excess or shortage of manufacturing capacity; risks and uncertainties associated with Chrysler's expansion into international markets; and changes in foreign currency exchange rates and the resulting impact on pricing strategies of major foreign competitors. Additionally, several of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to its competitors' offerings, substantial changes in consumer preferences, government regulations, or adverse economic conditions in the U.S. and Canada. Finally, the automotive industry historically has been highly cyclical and the duration of these cycles has been difficult to predict.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on Chrysler's consolidated financial statements. Chrysler will adopt this accounting standard on January 1, 1998, as required.

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


                       REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1997 and 1996 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                          PART 11. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS


     Chrysler and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures. Chrysler believes that the proceedings described below constitute ordinary routine litigation incidental to the business conducted by Chrysler.

     Many of the legal proceedings seek damages for personal injuries claimed to have resulted from alleged defects in the design or manufacture of products distributed by Chrysler. The complaints filed in such matters specify approximately $603 million in compensatory and $130 million in punitive damages in the aggregate as of September 30, 1997. These amounts represent damages sought by plaintiffs and, therefore, do not necessarily constitute an accurate measure of Chrysler's cost to resolve such matters. Further, many complaints do not specify a dollar amount of damages or specify only the jurisdictional minimum. These amounts may vary significantly from one period to the next depending on the number of new complaints filed or pending cases resolved in a given period.

     These complaints seek compensatory and punitive damages for personal injuries sustained in accidents involving alleged defects in occupant restraint systems, seats, heater cores, liftgage latches, or various other components in several different vehicle models, and involving alleged rollovers of Jeep(R)CJ vehicles. Some complaints seek repair of the vehicles or compensation for their alleged reduction in value.

     On October 8, 1997, a jury awarded $12.5 million in compensatory damages and $250 million in punitive damages against Chrysler in Jimenez vs Chrysler Corporation, a case filed in the United States District Court in South Carolina. The complaint alleged that the liftgage of a 1985 Dodge Caravan was defective and opened when the Caravan was struck by another vehicle resulting in the ejection and death of an occupant. Chrysler intends to file post-trial motions challenging the verdict and the damage awards, and believes that it has meritorious grounds upon which to base an appeal.

     Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that the final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserves is recorded, Chrysler believes that any resulting adjustment should not materially affect its consolidated financial position.

Item 5.  OTHER INFORMATION                             SUPPLEMENTAL INFORMATION


        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                       STATEMENT OF EARNINGS (unaudited)
        For the Three and Nine Months Ended September 30, 1997 and 1996
                         (In millions of dollars)


                                                                            Three Months Ended    Nine Months Ended
                                                                            ------------------   -------------------
                                                                             1997        1996      1997       1996
                                                                            ------     -------   -------    --------
Sales of manufactured products                                              $12,385    $13,551    $41,317    $42,828
Equity in earnings of unconsolidated subsidiaries
   and affiliates                                                               207        174        516        431
Interest income and other revenues                                              197        188        604        562
                                                                            -------    -------    -------    -------
                                            TOTAL REVENUES                   12,789     13,913     42,437     43,821
                                                                            -------    -------    -------    -------

Costs, other than items below                                                10,215     10,953     33,278     33,661
Depreciation and special tools amortization                                     536        496      1,836      1,637
Selling and administrative expenses                                             936        919      2,951      2,864
Employee retirement benefits                                                    321        376        947        981
Interest expense                                                                 55         58        184        177
                                                                            -------    -------    -------    -------
                                            TOTAL EXPENSES                   12,063     12,802     39,196     39,320
                                                                            -------    -------    -------    -------
                                            EARNINGS BEFORE INCOME TAXES        726      1,111      3,241      4,501
Provision for income taxes                                                      285        431      1,288      1,779
                                                                            -------    -------    -------    -------
                                            NET EARNINGS                    $   441    $   680    $ 1,953    $ 2,722
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

Item 5. OTHER INFORMATION - CONTINUED                 SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                           BALANCE SHEET (unaudited)
                            (In millions of dollars)


                                                                   1997          1996
                                                                 --------  -----------------
                                                                 Sept. 30  Dec. 31  Sept. 30
                                                                 --------  -------  --------
ASSETS:
Cash and cash equivalents                                         $ 5,041  $ 4,825   $ 5,134
Marketable securities                                               1,839    2,122     2,356
                                                                 --------  -------  --------
     Total cash, cash equivalents and marketable securities         6,880    6,947     7,490

Accounts receivable - trade and other                                 694      630     1,762
Inventories                                                         5,224    4,364     4,568
Prepaid employee benefits, taxes and other expenses                 1,631    1,893       600
Property and equipment                                             15,182   13,877    12,885
Special tools                                                       4,358    3,924     3,574
Investments in and advances from/to unconsolidated subsidiaries
     and affiliated companies                                       2,601    2,874     3,450
Intangible assets                                                   1,600    1,627     1,510
Deferred tax assets                                                 1,857    1,624     1,776
Other noncurrent assets                                             5,470    5,448     5,891
                                                                 --------  -------  --------
                                         TOTAL ASSETS             $45,497  $43,208   $43,506
                                                                 ========  =======  ========
LIABILITIES:
Accounts payable                                                  $ 8,430  $ 8,238   $ 8,468
Accrued liabilities and expenses                                    9,148    8,525     8,097
Short-term debt                                                       385      346       220
Payments due within one year on long-term debt                         20       22        39
Long-term debt                                                      2,267    1,206     1,746
Accrued noncurrent employee benefits                                9,805    9,365     9,474
Other noncurrent liabilities                                        4,175    3,935     4,052
                                                                 --------  -------  --------

                                         TOTAL LIABILITIES         34,230   31,637    32,096
                                                                 --------  -------  --------
SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
    20.0 shares; Series A Convertible Preferred Stock;
    issued and outstanding: 1997 - 0.02 shares; 1996-
    0.04 and 0.05 shares, respectively (aggregate
    liquidation preference 1997 - $8 million; 1996
    $21 and $26 million, respectively)                                  *        *        *
Common stock - $1 per share par value; authorized
    1,000.0 shares; issued: 1997 - 823.1 shares; 1996 - 821.6
    and 821.0 shares, respectively                                    823      822      821
Additional paid-in capital                                          5,232    5,129    5,118
Retained earnings                                                   9,996    8,829    8,246
Treasury stock - at cost:  1997 - 160.6 shares;
    1996 - 119.1 and 107.5 shares, respectively                    (4,784)  (3,209)  (2,775)
                                                                 -------- -------- --------
                TOTAL SHAREHOLDERS' EQUITY                         11,267   11,571   11,410
                                                                 -------- -------- --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $45,497  $43,208  $43,506
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

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                 CONDENSED STATEMENT OF CASH FLOWS (unaudited)
             For the Nine Months Ended September 30, 1997 and 1996
                            (In millions of dollars)



                                                        1997           1996
                                                      -------        -------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 4,641        $ 5,178
                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities                      (579)        (1,929)
 Sales and maturities of marketable securities            868          1,452
 Expenditures for property and equipment               (2,290)        (2,123)
 Expenditures for special tools                        (1,208)          (763)
 Purchases of vehicle operating leases                   (448)          (217)
 Proceeds from sale of nonautomotive assets                --            476
 Other                                                    122            149
                                                      -------        -------
              NET CASH USED IN INVESTING ACTIVITIES    (3,535)        (2,955)
                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in short-term debt                                 39            (50)
 Proceeds from long-term borrowings                     1,588             14
 Payments on long-term borrowings                        (524)           (26)
 Change in advances from CFC                              308            221
 Repurchases of common stock                           (1,593)        (1,570)
 Dividends paid                                          (830)          (712)
 Other                                                    122             54
                                                      -------        -------
              NET CASH USED IN FINANCING ACTIVITIES      (890)        (2,069)
                                                      -------        -------

Change in cash and cash equivalents                       216            154
Cash and cash equivalents at beginning of period        4,825          4,980
                                                      -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 5,041        $ 5,134
                                                      =======        =======



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

(b) Reports on Form 8-K
      There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                                                       CONFORMED
                                                                       ---------








                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         CHRYSLER CORPORATION
                                                         --------------------
                                                             (Registrant)




Date: October 10, 1997                                 By J. D. Donlon, III
      ----------------                                    -----------------

                                                          J. D. Donlon, III
                                                          Vice President and
                                                          Controller
                                                          (Principal Accounting
                                                          Officer)

                                 EXHIBIT INDEX
                                 -------------


                   For Quarterly Report on Form 10-Q for the
                   Quarterly Period Ended September 30, 1997


EXHIBIT
-------

4-D-10 Appendix H to Indenture, dated as of March 1, 1985, as amended and supplemented, between Chrysler Corporation and State Street
         Bank and Trust Company, as successor Trustee to Manufacturers Hanover Trust Company. (Filed with this report).

10-A-13 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended through July 3, 1997. (Filed with this report).

10-A-14 Copy of Chrysler Corporation Stock Option Plan, as amended through July 3, 1997. (Filed with this report).

11 Statement regarding computation of earnings per common share. (Filed with this report.)

15A Letter, dated October 10, 1997, re unaudited interim information. (Filed with this report.)

15B Letter, dated October 10, 1997, re unaudited interim information. (Filed with this report.)

27 Financial Data Schedule for the nine months ended September 30, 1997. (Filed with this report).