Form 10-K405
period 1997-12-31
CHRYSLER CORP /DE
filed 1998-01-23
CIK 791269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                FORM 10-K -- ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

For the fiscal year ended   December 31, 1997

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

                                   48326-2766
                                   (Zip Code)

                                 (248) 576-5741
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange on
         Title of each class                          which registered
    -------------------------------                --------------------------
    Common Stock, $1.00 par value;                 New York Stock Exchange
    Rights to Purchase Junior Participating        Chicago Stock Exchange
      Cumulative Preferred Stock, $1.00            Pacific Stock Exchange
      par value                                    Philadelphia Stock Exchange
    7.45% Debentures Due 2097                      New York Stock Exchange
    7.40% Debentures Due 2097                      New York Stock Exchange
    7.45% Debentures Due 2027                      New York Stock Exchange
    Auburn Hills Trust Guaranteed
      Exchangeable Certificates Due 2020           New York Stock Exchange

     The Common Stock of the Registrant is listed for trading on the following additional stock exchanges:

    Montreal Stock Exchange                        Montreal, Quebec, Canada
    Toronto Stock Exchange                         Toronto, Ontario, Canada
    The Stock Exchange, London                     London, England
    Frankfurt Stock Exchange                       Frankfurt, Germany
    Berlin Stock Exchange                          Berlin, Germany
    Munich Stock Exchange                          Munich, Germany

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No . [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was approximately $22.82 billion as of December 31, 1997.

     The registrant had 648,429,715 shares of Common Stock outstanding as of December 31, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE


     Certain information in Chrysler Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CHRYSLER CORPORATION

                                    FORM 10-K
                                    ---------

                          YEAR ENDED DECEMBER 31, 1997

                                      INDEX
                                      -----


                                                                                                     Page No.
                                                                                                     --------

PART I.
              Item 1.                    Business..........................................            3 - 14
              Item 2.                    Properties........................................                15
              Item 3.                    Legal Proceedings.................................           16 - 17
              Item 4.                    Submission of Matters to a Vote
                                         of Security Holders...............................                17

              Executive Officers of the
              Registrant (Unnumbered Item).................................................                18


PART II.
              Item 5.                   Market for the Registrant's Common Equity
                                        and Related Stockholder Matters....................                19
              Item 6.                   Selected Financial Data............................                20
              Item 7.                   Management's Discussion and Analysis of
                                        Financial Condition and Results of Operations......           21 - 28
              Item 8.                   Financial Statements and Supplementary Data........           29 - 61
              Item 9.                   Changes in and Disagreements with Accountants
                                        on Accounting and Financial Disclosure.............                62

PART III.
              Items 10, 11, 12 and 13.  (Incorporated by reference from Chrysler
                                        Corporation's definitive Proxy Statement which will
                                        be filed with the Securities and
                                        Exchange Commission, pursuant to
                                        Regulation 14A, not later than 120 days
                                        after the end of the fiscal
                                        year)..............................................                62

PART IV.
              Item 14.                  Exhibits, Financial Statement Schedules and
                                        Reports on Form 8-K................................           62 - 76


SIGNATURES.................................................................................           77 - 78

                                    PART I
                                    ------

ITEM 1. BUSINESS
----------------
                              CHRYSLER CORPORATION
                              --------------------

                                     GENERAL
                                     -------

     Chrysler Corporation was incorporated under the laws of the State of Delaware on March 4, 1986, and is the surviving corporation following mergers with a number of its operating subsidiaries, including a predecessor corporation, which was originally incorporated in 1925.

     Chrysler Corporation and its consolidated subsidiaries ("Chrysler") operate in two principal industry segments: Automotive Operations and Financial Services. Automotive Operations include the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Substantially all of Chrysler's automotive products are marketed through retail dealerships, most of which are privately owned and financed. Financial Services include the operations of Chrysler Financial Corporation and its consolidated subsidiaries ("CFC"), which are engaged principally in providing consumer and dealer automotive financing for Chrysler's products. Prior to December 23, 1997, Chrysler participated in short-term vehicle rental activities through certain of its subsidiaries. Chrysler's principal executive offices are located at Chrysler World Headquarters, 1000 Chrysler Drive, Auburn Hills, Michigan 48326-2766. The telephone number of those offices is (248) 576-5741.

                              AUTOMOTIVE OPERATIONS
                              ---------------------

     Chrysler manufactures, assembles and sells cars and trucks under the brand names Chrysler, Dodge, Plymouth, Eagle and Jeep(R), and related automotive parts and accessories, primarily in the United States, Canada and Mexico ("North America"). Passenger cars are offered in various size classes and models. Chrysler produces trucks in pickup, sport-utility and van/wagon models, which constitute the largest segments of the truck market. Chrysler also purchases and distributes certain passenger cars manufactured in the United States by Mitsubishi Motors Corporation's ("MMC") subsidiary, Mitsubishi Motor Manufacturing of America ("MMMA").

     Although Chrysler currently sells most of its vehicles in North America, Chrysler also participates in other international markets through its wholly owned subsidiaries in Argentina, Brazil, Venezuela, Taiwan, Korea, Egypt, Austria, Italy, France, Belgium, the Netherlands and Germany, a majority-owned distributor in Japan, a joint venture in Austria, and through minority-owned affiliates located in China, Thailand and Egypt. Chrysler sells vehicles and parts, and provides related services, to independent distributors and dealers in various other markets throughout the world.

     Chrysler's strategy is to focus on its core automotive business. As part of this strategy, in December 1997, Chrysler completed an initial public offering ("IPO") of the common stock of its subsidiary Dollar Thrifty Automotive Group, Inc. ("DTAG", formerly known as Pentastar Transportation Group, Inc.). Through its DTAG subsidiary, Chrysler owned Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car Systems, Inc., which operate separate daily vehicle rental businesses. In addition, in 1996, Chrysler sold Electrospace Systems, Inc. and Chrysler Technologies Airborne Systems, Inc., which are principally engaged in the manufacture of defense electronics and aircraft modification, respectively. Also, in January 1997, Chrysler completed the sale of Pentastar Electronics, Inc., which produces automatic test equipment for military applications. During the past several years, Chrysler also sold other assets and businesses which were not related to its core automotive business.

NORTH AMERICAN OPERATIONS
-------------------------

     The automotive industry in North America is highly competitive with respect to a number of factors, including vehicle quality, pricing, development and introduction time, appearance, size, special options, distribution organization, warranties, reliability, safety, fuel economy, dealer service and financing terms. As a result, Chrysler's ability to change vehicle prices and to use retail sales incentives effectively is significantly affected by the pricing actions and sales programs of its principal competitors. Moreover, the introduction of new products by other manufacturers may adversely affect the market shares of competing products made by Chrysler. Recently, Chrysler has been very successful in bringing new products to market in greatly reduced vehicle development time. However, several of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to its competitors' offerings, substantial changes in consumer preferences, governmental regulations, or adverse economic conditions in North America.

ITEM 1. BUSINESS - CONTINUED                                 PART I -- CONTINUED
        --------------------


AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

NORTH AMERICAN OPERATIONS -- CONTINUED
--------------------------------------

     Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and to market its products successfully in an increasingly competitive automotive environment. The success of Chrysler's new vehicles will depend on a number of factors, including general economic conditions, competition, consumer acceptance, product quality, new product development, the effect of governmental regulation and the strength of Chrysler's marketing and dealer networks. As both Chrysler and its competitors plan to introduce new products, Chrysler cannot predict the market shares its new products will achieve. Moreover, Chrysler is substantially committed to its product plans and would be adversely affected by events requiring a major shift in product development.

     Chrysler's principal competitors in North America are General Motors Corporation and Ford Motor Company. In addition, a number of foreign automotive companies, principally Toyota Motor Corporation, Honda Motor Co., Ltd. and Nissan Motor Co., Ltd., own and operate manufacturing and/or assembly facilities in North America ("transplants"), and there are a number of other foreign manufacturers that distribute cars and light-duty trucks in North America.

UNITED STATES
-------------

     The tables below set forth comparative market share data for retail sales of cars and trucks in the United States for the U.S. manufacturers (including cars and trucks imported by them) and for foreign-based manufacturers, and unit sales of passenger cars and trucks (including imports) by Chrysler.

                                                                                 YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------------------
                                                                    1997      1996       1995       1994       1993
                                                                  -------    -------    -------    -------    -------
                                                                               (PERCENT OF TOTAL INDUSTRY)
U.S. Car Market Share (1):
--------------------------
  U.S. Manufacturers (Including Imports):
     General Motors...........................................       32.2%      32.3%      33.9%      34.0%      34.1%
     Ford.....................................................       19.5       20.3       20.7       21.6       22.1
     Chrysler.................................................        8.9        9.7        9.1        9.0        9.8
                                                                    -----      -----      -----      -----      -----
         Total U.S. Manufacturers.............................       60.6       62.3       63.7       64.6       66.0

  Foreign-Based Manufacturers (2):
     Japanese.................................................       31.0       30.1       29.7       29.5       29.1
     All Other................................................        8.4        7.6        6.6        5.9        4.9
                                                                    -----      -----      -----      -----      -----
         Total Foreign-Based Manufacturers....................       39.4       37.7       36.3       35.4       34.0
                                                                    -----      -----      -----      -----      -----
              Total...........................................      100.0%     100.0%     100.0%     100.0%     100.0%
                                                                    =====      =====      =====      =====      =====

U.S. Truck Market Share (1) (3):
--------------------------------
  U.S. Manufacturers (Including Imports):
     General Motors...........................................       28.8%      29.0%      29.9%      30.9%      31.4%
     Ford.....................................................       31.1       31.0       31.9       30.1       30.5
     Chrysler.................................................       21.7       23.4       21.3       21.7       21.4
     All Other................................................        1.9        1.8        2.0        2.0        1.9
                                                                    -----      -----      -----      -----      -----
         Total U.S. Manufacturers.............................       83.5       85.2       85.1       84.7       85.2

  Foreign-Based Manufacturers (2):
     Japanese.................................................       14.1       12.8       12.7       13.5       13.2
     All Other................................................        2.4        2.0        2.2        1.8        1.6
                                                                    -----      -----      -----      -----      -----
         Total Foreign-Based Manufacturers....................       16.5       14.8       14.9       15.3       14.8
                                                                    -----      -----      -----      -----      -----
              Total...........................................      100.0%     100.0%     100.0%     100.0%     100.0%
                                                                    =====      =====      =====      =====      =====


Unit Sales (1):
---------------                                                                  (IN THOUSANDS OF UNITS)
  U.S. Industry Retail Sales:
     Cars.....................................................      8,272      8,527      8,635      8,990      8,518
     Trucks (3)...............................................      7,226      6,929      6,481      6,421      5,681
                                                                   ------     ------     ------     ------     ------
         Total................................................     15,498     15,456     15,116     15,411     14,199
                                                                   ======     ======     ======     ======     ======
  Chrysler U.S. Retail Sales (Including Fleet):
     Cars.....................................................        737        833        786        812        834
     Trucks (3)...............................................      1,567      1,618      1,378      1,392      1,214
                                                                   ------     ------     ------     ------     ------
         Total................................................      2,304      2,451      2,164      2,204      2,048
                                                                   ======     ======     ======     ======     ======

----------------------------
(1) All U.S. retail sales data are based on publicly available information on manufacturers from the American Automobile Manufacturers Association and data on foreign company imports from Ward's Automotive Reports, a trade publication.

(2) "Foreign-Based Manufacturers" include imports and vehicles assembled and sold in the United States by foreign companies.

(3)  U.S. truck retail sales and market share data include minivans.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

NORTH AMERICAN OPERATIONS -- CONTINUED
--------------------------------------

UNITED STATES -- CONTINUED
--------------------------

     Competition from foreign car and truck manufacturers, in the form of both exports to the United States and sales by transplants, is substantial. The market share for passenger cars sold in the United States (including transplants) by foreign-based manufacturers was 39.4 percent in 1997, compared to 37.7 percent in 1996. The market share for trucks sold in the United States (including transplants) by foreign-based manufacturers was 16.5 percent in 1997, compared to 14.8 percent in 1996. Vehicles assembled in the United States by Japanese manufacturers and, in recent years, the strengthening of the U.S. dollar against the Japanese yen and most European currencies, have contributed to the increase in the car market share obtained by foreign-based manufacturers. Japanese transplant sales accounted for approximately 22.3 percent of the U.S. passenger car market and 5.4 percent of the U.S. truck market in 1997, compared to 21.8 percent and 5.3 percent, respectively, in 1996.

     Chrysler's vehicle shipments in the United States in 1997 were 2,312,417 units, which represent 80 percent of Chrysler's 1997 worldwide shipments of 2,886,981 units. Chrysler's vehicle shipments in the United States in 1996 were 2,445,820 units, which represent 83 percent of Chrysler's 1996 worldwide shipments of 2,958,800 units.

CHRYSLER CANADA LTD.
--------------------

     Chrysler's wholly owned subsidiary, Chrysler Canada Ltd. ("Chrysler Canada"), operates manufacturing and assembly facilities and sales and distribution networks in Canada. Chrysler Canada, whose operations are substantially integrated with Chrysler's U.S. operations, manufactures components and assembles minivans, large sedans and full-size vans.

     In 1997 and 1996, Chrysler Canada shipped 625,079 vehicles and 690,948 vehicles, respectively, the majority of which were sold outside of Canada. The decrease in shipments from 1996 was primarily due to the changeover to Chrysler's all-new Dodge Intrepid and Chrysler Concorde sedans, which are produced in Canada. Chrysler Canada's retail sales totaled 256,162 vehicles in 1997 and 239,514 vehicles in 1996, the majority of which were manufactured outside of Canada. Chrysler Canada's retail unit sales of cars accounted for
11.8 percent and 13.1 percent of the Canadian car market in 1997 and 1996, respectively. In 1997, retail unit sales of trucks accounted for 24.7 percent of the Canadian truck market compared with 28.2 percent in 1996. In 1997, Chrysler Canada ranked third in the Canadian industry in retail unit sales for both cars and trucks.

CHRYSLER DE MEXICO S.A.
-----------------------

     Chrysler's wholly owned subsidiary, Chrysler de Mexico S.A. ("Chrysler Mexico"), operates manufacturing and assembly facilities in Mexico, producing vehicles and components for both Mexican and export markets. In addition, Chrysler Mexico provides certain major automobile components to Chrysler, including engines and transmissions.

     Chrysler Mexico shipped 347,739 vehicles in 1997 and 359,444 vehicles in 1996. Of these totals, 50,294 vehicles and 36,283 vehicles were sold in Mexico in 1997 and 1996, respectively. Sales of vehicles exported to Mexico were 20,573 vehicles and 17,221 vehicles in 1997 and 1996, respectively.

     Chrysler Mexico's retail unit sales accounted for 13.8 percent of the Mexican car market and 14.5 percent of the Mexican truck market in 1997, compared with 14.4 percent and 19.9 percent, respectively, in 1996. Within the Mexican industry, Chrysler Mexico's retail unit sales ranked fifth in cars and third in trucks in 1997. Retail industry sales in Mexico are estimated to have been approximately 480,000 units in 1997, 332,000 units in 1996, and 232,600 in 1995. The Mexican economy had been growing until late 1994, when the Mexican peso suffered a significant devaluation. In 1996, the Mexican economy began to recover. However, retail industry sales have not returned to predevaluation levels. Although Chrysler expects the economic conditions in Mexico to continue to improve in 1998, Chrysler cannot predict when Mexican automotive industry sales will return to predevaluation levels. Chrysler's operating results, when compared to operating results prior to the devaluation of the peso, will continue to be adversely affected to the extent that the unfavorable economic conditions in Mexico continue.

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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

INTERNATIONAL OPERATIONS -- CONTINUED
-------------------------------------

     Chrysler shipments in markets outside of North America in 1997 were 189,536 units, an increase of 2,479 units from 1996. Retail sales in European markets in 1997 were 105,918 units, compared to 102,139 units in 1996. Retail sales in other world markets, primarily Japan, Taiwan, Australia, Brazil and the Middle East, were 131,142 units in 1997, compared to 119,896 units in 1996. In addition, Chrysler exported 42,780 kits to worldwide affiliates for assembly in 1997, compared to 36,600 kits in 1996. The majority of the kits were Jeep products shipped to Venezuela, China and Argentina.

     Chrysler's international operations are divided primarily into three regions: Europe, Asia-Pacific, and Latin America-Middle East-Africa.

EUROPE
------

     Outside of North America, Europe is the largest market for the sale of Chrysler vehicles. Chrysler's automotive operations in Europe consist primarily of manufacturing operations in Austria, where Jeep Grand Cherokees are assembled under an assembly contract with Steyr-Daimler-Puch Fahrzeugtechnik ("Steyr") and Chrysler Voyagers are assembled by Eurostar Automobilwerk Ges.mb.H & Co. KG ("Eurostar"), a joint venture between Chrysler and Steyr. Chrysler vehicles assembled in Austria are sold in Europe and exported to other markets. Chrysler also exports finished vehicles produced in North America and Mexico to wholly owned distribution companies in Austria, Italy, France, Belgium, the Netherlands and Germany and to independent distributors and dealers. In addition, Chrysler has its European headquarters in Brussels, Belgium. During 1997, Chrysler established wholly owned distribution companies in Austria, Belgium, the Netherlands and Germany.

ASIA/PACIFIC
------------

     Chrysler's automotive operations in the Asia-Pacific region include the assembly in China of Jeep Cherokees for distribution in China by Beijing Jeep Corporation, Ltd., a minority-owned joint venture. In addition, Chrysler has agreements for the assembly of right-hand-drive Jeep vehicles in Malaysia, Indonesia and Thailand. Chrysler sells vehicles in this region through wholly owned distributors in Taiwan and Korea, a majority-owned distributor in Japan and independent distributors and dealers. During 1997, Chrysler established its regional headquarters in Singapore.

LATIN AMERICA-MIDDLE EAST-AFRICA
--------------------------------

     Chrysler's operations in the Latin America-Middle East-Africa region include manufacturing facilities in Venezuela, where Chrysler Neons and Jeep Cherokees and Grand Cherokees are assembled, and in Argentina, where Jeep Grand Cherokees are assembled, and wholly owned distribution companies in Brazil, Argentina, Venezuela, and Egypt. Chrysler also has a minority interest in a company with assembly facilities in Egypt. Chrysler sells vehicles in this region through its wholly owned distribution companies and through independent distributors and dealers. In January 1997, Chrysler entered into an agreement to form a joint venture with Bayerische Motoren Werke ("BMW") to manufacture a small gasoline engine in Brazil for use in vehicles of both Chrysler and a subsidiary of BMW. In addition, in 1997, Chrysler began construction of a manufacturing facility in Brazil, where Dodge Dakota pickup trucks will be assembled beginning in 1998. Also in 1997, Chrysler established its wholly owned distribution company in Egypt.

INTERNATIONAL STRATEGY
----------------------

     Chrysler's international expansion strategy is based primarily on the integration of international and North American product development which enables Chrysler to satisfy market demands for right-hand-drive versions shortly after left-hand-drive versions debut in North America. In 1997, five right-hand-drive models (Chrysler Neon and Voyager, and Jeep Cherokee, Grand Cherokee and Wrangler) were available for sale in certain international markets. Also as part of its international expansion strategy, Chrysler expects to continue to focus on growth opportunities in major markets in Western
Europe, Japan and China and explore developing markets in South America, Eastern Europe and the Asia-Pacific region. New manufacturing and joint venture operations could be established if market conditions, sales levels and profitability opportunities are consistent with Chrysler's corporate objectives.

FOREIGN CURRENCY EXCHANGE RATE RISK
-----------------------------------

     A discussion of Chrysler's risks related to foreign currency exchange rate changes and how Chrysler manages that risk is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Derivative Financial Instruments.

ITEM 1. BUSINESS -- CONTINUED                              PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

SEGMENT INFORMATION
-------------------

     Industry segment and geographic area data for 1997, 1996 and 1995 are summarized in Part II, Item 8, Notes to Consolidated Financial Statements, Note 18.

SEASONAL NATURE OF BUSINESS
---------------------------

     Reflecting retail sales fluctuations of a seasonal nature, production varies from month to month in the automotive business. In addition, the changeover period related to model-year introductions has traditionally occurred in the third quarter of each year. Accordingly, third-quarter operating results are generally less favorable than those in the other quarters of the year.

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

     In 1997, Chrysler began production of the Plymouth Prowler convertible, the Dodge Ram Quad Cab and the improved Viper RT/10 Roadster. For the 1998 model year, Chrysler introduced completely redesigned Chrysler Concorde and Dodge Intrepid sedans as successor models to the cars that began Chrysler's distinctive "cab-forward" passenger car designs. No major body components were carried over from the previous models. Also new for the 1998 model year are the Jeep Grand Cherokee 5.9 Limited and the Dodge Durango. For the 1999 model year, Chrysler intends to add to its product lineup a redesigned Chrysler LHS sedan, a new luxury model named the Chrysler 300M and an all-new Jeep Grand Cherokee.

     During 1997, Chrysler announced the discontinuation of the Eagle brand at the end of the 1998 model year.

AUTOMOTIVE MARKETING
--------------------

     New passenger cars and trucks are sold at retail by dealers who have sales and service agreements with Chrysler. The dealers purchase cars, trucks, parts and accessories from Chrysler for sale to retail customers. In the United States, Chrysler had 4,552 dealers at December 31, 1997, compared with 4,612 at December 31, 1996. Chrysler Canada had 588 dealers at December 31, 1997, compared with 598 dealers at December 31, 1996.

     The quality and strength of Chrysler's dealer organization will have a significant impact on future sales. Chrysler maintains programs to provide dealership operating capital through equity investments where sufficient private capital is not available. The programs anticipate that the dealer receiving such assistance will eventually use its share of the dealership profits to purchase Chrysler's equity investment. Chrysler's equity interest in U.S. and Canadian dealerships totaled $14 million in 38 dealerships as of December 31, 1997, compared with $17 million in 43 dealerships as of December 31, 1996.

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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

MANUFACTURED AND PURCHASED PRODUCTS, COMPONENTS AND MATERIALS-CONTINUED
-----------------------------------------------------------------------

     Chrysler purchases materials, parts and other components from numerous unaffiliated suppliers. Chrysler used approximately 972 suppliers of productive materials in 1997, compared to approximately 1,050 in 1996. Interruptions in production or delivery of these productive materials could adversely affect Chrysler. Chrysler purchases a larger portion of its productive materials from unaffiliated suppliers than do its principal competitors and expects to continue purchasing these items rather than manufacturing them.

MITSUBISHI MOTORS CORPORATION
-----------------------------

     In 1996, Chrysler and Mitsubishi Motors Corporation ("MMC") terminated the United States Distribution Agreement ("USDA") under which Chrysler imported and distributed selected models of passenger cars manufactured by MMC in Japan. A similar distribution agreement covering the Canadian market was also terminated in 1996. During 1996, Chrysler sold 4,692 MMC-manufactured vehicles in the United States. Chrysler will continue to purchase 3.0-liter and 2.5-liter V-6 engines from MMC for use in certain minivans and other vehicles through the 1998 and 2000 model years, respectively. Chrysler purchased approximately 309,000 such engines during 1997, compared to 308,000 engines in 1996.

     Mitsubishi Motor Manufacturing of America ("MMMA") produces small sporty cars in the United States for Chrysler and Mitsubishi Motor Sales of America. Pursuant to a distribution agreement that was recently extended through the 2005 model year, Chrysler retains the right to purchase vehicles up to a specific maximum allocation that has been agreed to by the parties for each model year. In addition, Chrysler will provide engines and transmissions for use in certain MMMA vehicles through the 1999 model year. Chrysler's sales of MMMA-manufactured vehicles in 1997 and 1996 represented 3.4 percent and 3.3 percent, respectively, of Chrysler's U.S. retail unit sales volume in each period.

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

VEHICLE REGULATION
------------------

     Fuel economy, safety, and emissions regulations and standards applicable to motor vehicles have been issued from time to time under a number of federal statutes, including the National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act"), the Clean Air Act, Titles I and V of the Motor Vehicle Information and Cost Savings Act and the Noise Control Act of 1972. In addition, the State of California has promulgated exhaust emission standards, some of which are more stringent than the federal standards. Other states that have areas with air quality problems are permitted, under the Clean Air Act, to adopt vehicle emissions standards identical to those adopted by the State of California. The States of New York, Massachusetts, Connecticut, Maine, Rhode Island, Vermont and New Jersey have adopted California standards with various effective dates, and a few other states are considering similar action.

Vehicle Emissions Standards

     Under the Clean Air Act, auto manufacturers are required, among other things, to significantly reduce emissions from cars and light trucks and are obligated to recall vehicles for failure to meet emission standards for a period of ten years or 100,000 miles, whichever occurs first. The Clean Air Act imposes standards for model years through 2003 and directs the U.S. Environmental Protection Agency ("EPA") to study the need for much more stringent emissions standards beginning as early as the 2004 model year. Recently, the EPA reviewed the federal test procedure used to measure vehicle tailpipe emissions and has imposed additional test requirements that increase both the stringency of the test and the related standard.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

VEHICLE  REGULATION -- CONTINUED
--------------------------------


Vehicle Emissions Standards -- Continued

     The California Air Resources Board ("CARB") has received federal approval, pursuant to the Clean Air Act, for its Low Emission Vehicle Program ("LEV") for a series of passenger car and light truck emission standards that are more stringent than those prescribed by the Clean Air Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low-emission vehicles. CARB is currently reviewing its LEV standards and will likely adopt more stringent requirements late in 1998 for model years beginning with the 2004 model year. Of particular concern are proposals to require light-duty trucks and sport-utility vehicles and minivans to meet passenger car standards.

     Included in the CARB's LEV program was a requirement that a specified percentage of each manufacturer's California light-duty production volume, beginning at 2 percent in 1998 and increasing to 10 percent in 2003, be zero-emission vehicles ("ZEVs") that produce no tailpipe or evaporative emissions of regulated pollutants. On March 29, 1996, the CARB repealed the ZEV mandate for model-years 1998 - 2002. Chrysler and six other major vehicle manufacturers have entered into a voluntary agreement with the CARB involving market-based action, continued research and development on ZEVs, and a ZEV demonstration program in California through the 2002 model year. Chrysler also has entered into a consortium of vehicle manufacturers, electric utilities and the U.S. Department of Energy to develop new battery technology for use in electric vehicles which would qualify as ZEVs and has built a limited number of experimental prototype electric vehicles using existing advanced battery technology. Development of an electric vehicle that meets consumer demands and is commercially viable will require further intensive research. Electric vehicles using currently available battery technology would have a range of less than 100 miles under optimal conditions and a reduced range in lower temperatures, require a recharge time of up to eight hours, lack substantial infrastructure support for battery recharging and cost significantly more than conventional vehicles.

     Attempts by New York and Massachusetts to impose ZEV mandates have been challenged by the American Automobile Manufacturers Association ("AAMA") (of which Chrysler is a member) and the Association of International Automobile Manufacturers ("AIAM"). On August 5, 1997, the Federal District Court in Albany upheld the State of New York's right to impose a 2 percent ZEV mandate beginning in the 1998 model year. AAMA and AIAM have appealed this decision. On October 15, 1997, the Federal District Court in Boston held that Massachusetts could not impose a ZEV program during model-years 1998 - 2002. The State of Massachusetts has appealed that decision. Chrysler has programs in place to build ZEVs for New York. Failure to sell the required number of ZEV vehicles could result in substantial civil penalties and might require restricting the sale of conventional passenger cars in New York.

      AAMA, including Chrysler Corporation, and AIAM have advocated a voluntary low emission vehicle program whereby vehicle manufacturers would provide vehicles meeting California LEV standards in the Northeast beginning in model-year 1999, and in all states except California beginning in model-year 2001, in lieu of individual states adopting or enforcing California Standards. On June 16, 1997, the EPA promulgated a voluntary National Low Emission Vehicle ("NLEV") program somewhat similar to the program advocated by AAMA and AIAM; and on December 17, 1997, the EPA promulgated a Supplemental Rulemaking completing the NLEV rulemaking. On December 18, 1997, Chrysler indicated it would participate in the NLEV program if all 13 Northeast jurisdictions and all vehicle manufacturers agreed to participate. It is uncertain whether all 13 jurisdictions and all vehicle manufacturers will participate and it is, therefore, uncertain whether the NLEV program will go into effect. If it becomes effective, the NLEV program would result in vehicles cleaner than the EPA could require prior to model-year 2004 and would eliminate the spread of California standards.

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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS - CONTINUED
---------------------------------

GOVERNMENT REGULATION - CONTINUED
---------------------------------

VEHICLE REGULATION - CONTINUED
------------------------------


Vehicle Fuel Economy


     The Motor Vehicle Information and Cost Savings Act, as amended by the Energy Policy and Conservation Act, requires vehicle manufacturers to provide vehicles that comply with federally mandated Corporate Average Fuel Economy ("CAFE") standards. Under this Act, a manufacturer earns credits for exceeding the applicable fuel economy standards; however, fuel economy credits earned on cars may not be used for trucks. Failure to meet the average fleet fuel economy standards could result in the imposition of penalties unless a manufacturer has sufficient fuel economy credits from the preceding three years or projects that it will generate sufficient credits over the succeeding three years. Chrysler is in compliance with passenger car CAFE requirements and anticipates continued compliance with such requirements. Chrysler anticipates compliance with light-duty truck CAFE through the use of carryback and carryforward credits. A substantial increase in demand for larger light-duty trucks could jeopardize Chrysler's ability to comply with light-duty truck CAFE and require Chrysler to take additional steps to assure compliance, including the sale of ethanol flexible fuel vehicles. In addition, the Energy Tax Act of 1978 imposes a graduated "Gas Guzzler" tax on automobiles with a fuel economy rating below specified levels. Chrysler cannot control or predict with certainty its ability to meet increased CAFE standards, as such standards are contingent upon various future economic, market, legislative and regulatory factors. If Chrysler does not meet new CAFE standards, it will be subject to sizeable civil penalties and could result in the closure of plants and a restriction in product offerings to remain in compliance. Chrysler is selling flexible fuel vehicles capable of operating on both gasoline and ethanol blend fuels, as well as developing vehicles capable of operating on compressed natural gas, liquid petroleum gas or electricity.

     The Kyoto Protocol to the United Nations Framework Convention on Climate Change (the "Protocol"), signed December 10, 1997, is a source of great concern. The Protocol, if ratified by the United States Senate and adopted by the United Nations, would require a reduction in United States fossil energy use of 31 percent based on U.S. Department of Energy energy growth projections for the 2008-2012 time frame. The United States government is developing policy options to address the greenhouse gas issues covered by the Protocol. These options may include more stringent CAFE standards, higher fuel costs, and restrictions on fuel usage, as well as other options that may adversely impact the auto industry. A significant increase in CAFE requirements would be costly to Chrysler and could result in significant restrictions on the products Chrysler offers.

Vehicle Safety

     Under the Safety Act, National Highway Traffic Safety Administration ("NHTSA ") is required to establish federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. NHTSA has announced its intention to upgrade certain existing standards and to establish additional standards in the future. Chrysler expects to be able to comply with those standards.

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

     During 1997 Chrysler voluntarily recalled approximately 8.5 million vehicles worldwide for a wide variety of safety, emissions and customer satisfaction issues. Most significant among these were: 2 million 1984-1995 Jeep Cherokees and 1993-1995 Jeep Grand Cherokee sport utility vehicles to have an interlock installed to prevent pedal misapplication at start up; 1.3 million 1991-1993 minivans to repair seat belt buckles and anchor hooks that may not perform as intended in certain crash situations; and 1 million 1994-1997 Dodge Ram pickup trucks to replace a fluid connector in the automatic transmission cooling system which could leak during extreme duty and temperature situations.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

VEHICLE REGULATION -- CONTINUED
-------------------------------


Vehicle Recalls -- Continued


     A lawsuit filed in late 1996 by NHTSA in the U.S. District Court for the District of Columbia to compel Chrysler to recall approximately 90,000 Chrysler Cirrus and Dodge Stratus vehicles built during the 1995 model year remains before the court. NHTSA has alleged that these vehicles failed the agency's compliance testing under Federal Motor Vehicle Safety Standard 210 which sets the strength requirements for rear seat belt assembly anchorages. Chrysler believes that the anchors satisfy the standard and that NHTSA tested the vehicles in a manner that is not specified in its regulations or test procedures. A decision is expected by the end of the second quarter of 1998.

     An increase in the incidence of air bag related fatalities in low speed crashes, particularly among small children, has prompted NHTSA to propose changes in the occupant crash protection safety standards. In March 1997, NHTSA issued a final rule permitting manufacturers to depower all air bags in current vehicles and future production so that they "inflate less aggressively", thereby reducing the likelihood of injury. Chrysler has actively participated in these proceedings by providing technical support to NHTSA and Congress in an effort to promptly develop the most effective means of promoting the safe use of passive restraints. All Chrysler-built vehicles will offer at least one depowered airbag for the 1998 model year, with most offering both. Air bag deactivation switches are standard on some 1998 models and will be offered on a limited basis on other vehicles for retrofit by mid-1998, as permitted by NHTSA in a November 1997 final rule. Further, Chrysler has undertaken a separate child-oriented educational air bag safety campaign directed at child-care providers and elementary school teachers and their students.

     Chrysler establishes reserves for product warranty, including the estimated cost of these emission, safety and customer satisfaction recall actions, when the related sale is recognized. The estimated future costs of these actions is based primarily on prior experience. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected, and the nature of the corrective action which may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these actions may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these actions could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any such adjustment should not materially affect its consolidated financial position.

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

     While Chrysler is unable to predict the exact level of expenditures that will be required to develop and implement new technology in its facilities, since federal and state requirements are not fully defined, Chrysler expects its capital requirements for the period 1998 through 2002 will be approximately $390 million. Of this total, Chrysler estimates that approximately $46 million will be spent in 1998 and approximately $50 million in 1999. Substantially all of these expenditures are included in Chrysler's planned disbursements for new product development and the acquisition of productive assets over the 1998 to 2002 period. In addition, the extensive federal-state permit program established by the Clean Air Act may reduce operational flexibility and cause delays in upgrading Chrysler's production facilities in the United States.

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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

AUTOMOTIVE OPERATIONS -- CONTINUED
----------------------------------

GOVERNMENT REGULATION -- CONTINUED
----------------------------------

STATIONARY SOURCE REGULATION -- CONTINUED
-----------------------------------------


Clean Air Act -- Continued


     The EPA recently promulgated more stringent National Ambient Air Quality Standards for Ozone and Particulate Matter and is defining strategies needed to attain the new standards. Increased pressure to further control emissions from motor vehicles and manufacturing facilities is expected. Implementation is likely to occur over the next several years.

Environmental Matters

     The EPA and various state agencies have notified Chrysler that it may be a potentially responsible party ("PRP") for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 104 sites involved in the foregoing matters at December 31, 1997. Chrysler may also incur remediation costs at an additional 46 of its active or deactivated facilities. Chrysler's reserves for these environmental matters totaled $231 million and $238 million as of December 31, 1997 and 1996, respectively. Chrysler periodically evaluates and revises estimates for environmental liabilities based on expenditures against established reserves and the availability of additional information.

     Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any resulting adjustment should not materially affect its consolidated financial position.

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

     CFC's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others include securitized automotive receivables and retail leases. At December 31, 1997, receivables serviced for others accounted for 72 percent of CFC's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                                             DECEMBER 31
                           --------------------------------------------------
                             1997       1996       1995       1994      1993
                           --------   --------   --------   -------   -------
                                           (IN MILLIONS OF DOLLARS)
Automotive...............  $ 36,655   $ 36,858   $ 35,696   $29,962   $25,011
Nonautomotive............     2,715      2,204      2,391     2,775     3,251
                           --------   --------   --------   -------   -------
     Total financing.....  $ 39,370   $ 39,062   $ 38,087   $32,737   $28,262
                           ========   ========   ========   =======   =======


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

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

FINANCIAL SERVICES -- CONTINUED
-------------------------------

Automotive Financing

     CFC is the major source of wholesale and retail financing for Chrysler vehicles throughout North America. CFC also offers dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies. The automotive financing operations of CFC are conducted through 29 zone offices in the United States and Canada (Chrysler Credit Canada Ltd.). CFC also provides automotive financial products and services in Europe and Asia.

     During 1997, CFC financed or leased approximately 870,000 new and used vehicles at retail in the United States, including approximately 611,000 new Chrysler passenger cars and light-duty trucks, representing 27 percent of Chrysler's U.S. retail and fleet deliveries. During 1997, CFC financed or leased approximately 114,000 vehicles at retail in Canada, including approximately 102,000 new Chrysler cars and trucks, representing 40 percent of Chrysler's Canadian retail and fleet deliveries. The average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $376 in 1997. The average new contract balance was $20,801 and the average original term was 55 months. CFC also financed approximately 1,625,000 and 175,000 new Chrysler passenger cars and light-duty trucks at wholesale in the U.S. and Canada, respectively, representing 70 percent and 66 percent of Chrysler's U.S. and Canadian vehicle shipments, respectively, in 1997.

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

Automobile Dealership Management

     Chrysler Realty Corporation ("Chrysler Realty"), which is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States, typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1997, Chrysler Realty controlled 776 sites (of which 225 were owned by Chrysler Realty).

Nonautomotive Financing

     CFC conducts its nonautomotive finance business through its subsidiary, Chrysler Capital Corporation. At December 31, 1997, the nonautomotive receivables managed throughout the United States consisted of $2.6 billion of leveraged leases.

Funding

     Receivable sales are a significant source of funding. Net proceeds from the sale of automotive retail receivables were $9.0 billion during 1997 compared to $8.1 billion in 1996. Securitization of revolving wholesale account balances provided funding which aggregated $6.1 billion and $6.8 billion at December 31, 1997 and 1996, respectively. During 1997 CFC issued $4.0 billion of term debt (primarily medium-term notes) and repaid $3.1 billion of term debt.

     During the second quarter of 1997, CFC entered into new revolving credit facilities which replaced its existing U.S. and Canadian credit facilities. The new facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1998 and a $6 billion facility expiring in April 2002. As of December 31, 1997, no amounts were outstanding under these facilities.

     A discussion of CFC's primary market risks related to fluctuations in interest rates and foreign currency exchange rates and how CFC manages those risks is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Derivative Financial Instruments.

ITEM 1. BUSINESS -- CONTINUED                                PART I -- CONTINUED
        ---------------------

FINANCIAL SERVICES -- CONTINUED
-------------------------------

Funding -- Continued

     CFC's outstanding debt at the end of each of the five most recent years was as follows:

                                                                                         DECEMBER 31
                                                                    ------------------------------------------------------
                                                                     1997        1996        1995       1994         1993
                                                                    -------     -------     -------   -------       ------
                                                                                 (IN MILLIONS OF DOLLARS)
Short-term debt (primarily commercial paper)                        $ 3,351     $ 2,795     $ 2,514   $ 4,495       $3,197
Long-term debt payable within one year........................        2,619       2,975       1,612       624          883
                                                                    -------     -------     -------   -------       ------
     Total debt payable within one year.......................        5,970       5,770       4,126     5,119        4,080
                                                                    -------     -------     -------   -------       ------

Senior notes and debentures...................................        6,716       5,462       7,625     5,475        4,335
Mortgage notes, capital leases and other......................           32          13          18        77           20
                                                                    -------     -------     -------   -------       ------
     Total long-term debt.....................................        6,748       5,475       7,643     5,552        4,355
                                                                    -------     -------     -------   -------       ------

Total.........................................................      $12,718     $11,245     $11,769   $10,671       $8,435
                                                                    =======     =======     =======   =======       ======


                            RESEARCH AND DEVELOPMENT
                            ------------------------

     For the years ended December 31, 1997, 1996 and 1995, Chrysler spent $1.7 billion, $1.6 billion, and $1.4 billion, respectively, for company-sponsored research and development activities. These activities relate to the development of new products and services and the improvement of existing products and services, as well as compliance with standards that have been and are being promulgated by various governments and governmental agencies.

                                    EMPLOYEES
                                    ---------

     At December 31, 1997, Chrysler had a total of approximately 121,000 employees worldwide. Of this total, approximately 70,000 hourly workers and 25,000 salaried workers were employed in the United States and approximately 13,000 hourly workers and 2,000 salaried workers were employed in Canada. In the United States and Canada, substantially all of Chrysler's hourly employees and 21 percent of its salaried employees are represented by unions. Of these represented employees, 98 percent of hourly and 91 percent of salaried employees are represented by the United Automotive, Aerospace, and Agricultural Implement Workers of America ("UAW") or the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW").

     In 1996, Chrysler negotiated three-year national agreements with the UAW and CAW in the United States and Canada, respectively, without an interruption of production. The UAW and CAW contracts provide for essentially the same level of wages and benefits as Chrysler's major domestic competitors. In 1997, Chrysler reached a separate agreement on a five-year contract for the Toledo Assembly Plant that provides improvements comparable to those under the national agreement. In addition, a local agreement was settled at the Mound Road Engine Plant after a 29-day strike. Local plant agreements are now in place at all of Chrysler's major production facilities.

     Chrysler's pension plans, group life, and health care benefits for active and retired employees generally follow the structure of benefits common to the automotive industry. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 for further information on pension and nonpension postretirement benefits.

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

ITEM 2. PROPERTIES                                           PART I -- CONTINUED
        ----------

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

     Chrysler's manufacturing plants include a foundry, machining plants, metal stamping plants, engine plants, transmission plants, electronic parts plant, air conditioning equipment plants, a glass fabricating plant and other component parts plants. In addition to Michigan, manufacturing plants in the United States are located in Alabama, Indiana, New York, Ohio and Wisconsin.

     Chrysler's U.S. passenger car assembly plants are located in Sterling Heights and Detroit, Michigan; and Belvidere, Illinois. The U.S. truck assembly plants are located in Warren and Detroit, Michigan; Fenton, Missouri; Toledo, Ohio; and Newark, Delaware. Parts depots, warehouses and sales offices are located in various areas of the United States, while Chrysler's principal engineering and research facilities and its general offices are located in Auburn Hills, Michigan.

     Automotive properties outside the U.S. are owned or leased principally by Chrysler Canada and Chrysler Mexico. Other manufacturing and assembly plants of subsidiaries outside the U.S. are located in Austria, Venezuela and Argentina.

     In the opinion of management, Chrysler's properties include facilities which are suitable and adequate for the conduct of its present assembly and component plant requirements. The annual productive capacity of Chrysler's worldwide automotive operations was approximately 3.1 million units in 1997 and 1996. Chrysler's worldwide assembly plants operated at 90 percent of capacity in 1997, compared to 93 percent of capacity in 1996 (with capacity determined based on a maximum overtime assumption).

                               FINANCIAL SERVICES
                               ------------------

     CFC conducts its business through 31 offices in various states throughout the United States, 4 offices in Canada, and 4 offices in Belgium, France, Italy and Japan, all of which are leased by CFC. In addition, at December 31, 1997, a total of 225 automobile dealership properties, generally consisting of land and improvements, were owned by a subsidiary of CFC and leased primarily to Chrysler franchised dealers.

ITEM 3. LEGAL PROCEEDINGS                                    PART I -- CONTINUED
        -----------------

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

PRODUCT MATTERS
---------------

     Many of the legal proceedings seek damages for personal injuries claimed to have resulted from alleged defects in the design or manufacture of products distributed by Chrysler. The complaints filed in those matters specify approximately $778 million in compensatory and $376 million in punitive damages in the aggregate as of December 31, 1997. These amounts represent damages sought by plaintiffs and, therefore, do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve those matters. Further, many complaints do not specify a dollar amount of damages or specify only the jurisdictional minimum. These amounts may vary significantly from one period to the next depending on the number of new complaints filed or pending cases resolved in a given period.

     These complaints seek compensatory and punitive damages for personal injuries sustained in accidents involving alleged defects in door and liftgate latches, occupant restraint systems, seats, fuel systems, and various other components in several different vehicle models, or alleged design defects relating to vehicle stability (rollover propensity), pedal misapplication (sudden acceleration), or crashworthiness. Other legal proceedings seek repair or replacement of the vehicles or compensation for their alleged reduction in value.

     On October 8, 1997, a jury awarded $12.5 million in compensatory damages and $250 million in punitive damages against Chrysler in Jimenez vs Chrysler Corporation, a case filed in the U.S. District Court in South Carolina. The complaint alleged that the liftgate of a 1985 Dodge Caravan was defective and opened when the Caravan was struck by another vehicle resulting in the ejection and death of an occupant. Chrysler has filed motions challenging the verdict and the damage awards, and believes that it has meritorious grounds upon which to base an appeal. A number of other complaints are pending against Chrysler involving latches that were the subject of a service action for minivans built before the 1996 model year. These complaints also allege that occupants were injured when ejected through liftgates that opened upon impact in collisions. These complaints represent approximately $56 million of the compensatory and $0.4 million of the punitive damages specified above in the aggregate as of December 31, 1997. As indicated above, these amounts represent damages sought by plaintiffs and, therefore do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve these complaints.

     As previously reported, the U.S. District Court for the Northern District of California entered a judgment in May 1996 approving the settlement of certain class action lawsuits involving rear liftgate latches in Chrysler's minivans built during the 1984-1995 model years. An appeal of that judgment by certain class members is pending before the U.S. Court of Appeals for the Ninth Circuit.

     Four class action lawsuits allege that airbags in Chrysler's 1993-1996 model year minivans are defective. These actions are based, in part, on NHTSA's decision to allow owners to arrange for the deactivation of the airbags. Two of the actions are pending in the U.S. District Court for the Eastern District of Louisiana, one is pending in the U.S. District Court for the Western District of Texas, and one in Circuit Court in Coosa County, Alabama. Plaintiffs seek compensatory damages and costs of repair or replacement, attorney's fees and costs.

     Two previously reported class action lawsuits alleging defects in the antilock braking systems (ABS) found in certain model year vehicles have been consolidated in the U.S. District Court in New Jersey. An additional ABS class action is pending in the Sumter County Circuit Court in Alabama. Chrysler announced voluntary recalls of those systems in 1996 and 1997 to test and, if necessary, repair the systems. Plaintiffs seek compensatory and punitive damages, restitution, repair and/or profits from vehicle sales.

     Four class action lawsuits allege that the paint applied to all vehicles manufactured by Chrysler between 1982 and 1997 delaminates, peels or chips as the result of defective paint, paint primer, or application processes. They are pending in the U.S. District Court for the Southern District of Texas, the U.S. District Court for the Southern District of Illinois, the U.S. District Court for the Eastern District of Louisiana, and the Superior Court in King County, Washington. Plaintiffs seek compensatory and punitive damages, costs of repair or replacement, attorneys' fees and costs.

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

ITEM 3. LEGAL PROCEEDINGS -- CONTINUED                       PART I -- CONTINUED
        ------------------------------


ENVIRONMENTAL MATTERS
---------------------

     The EPA and various state agencies have notified Chrysler that it may be a PRP for the cost of cleaning up hazardous waste storage or disposal facilities pursuant to the CERCLA and other federal and state environmental laws. A number of lawsuits allege that Chrysler violated CERCLA or other environmental laws and seek to recover costs associated with remedial action. In most instances, Chrysler is only one of a number of PRPs who may be found to be jointly and severally liable for remediation costs at the 104 sites involved in the foregoing matters at December 31, 1997. Chrysler may also incur remediation costs at an additional 46 of its active or deactivated facilities. Chrysler's reserves for these environmental matters totaled $231 million and $238 million as of December 31, 1997 and 1996, respectively. Chrysler periodically evaluates and revises estimates for environmental reserves based on expenditures against established reserves and the availability of additional information.

     As previously reported, the Indiana Department of Environmental Management initiated an administrative proceeding in August 1985 alleging improper disposal of waste at a facility in Indianapolis. This proceeding, which seeks to require Chrysler to conduct a site assessment and undertake remedial action, may result in the imposition of civil penalties in excess of $100,000.

     The State of Wisconsin filed a lawsuit in February 1995 against Chrysler Outboard Corporation, a Chrysler subsidiary subsequently merged into Chrysler, alleging improper disposal of hazardous waste in 1969. As previously reported, the lawsuit was dismissed in 1996. An appeal of that dismissal is pending before the Supreme Court of the State of Wisconsin.

     Estimates of future costs in connection with these environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that final resolution of some of these matters could require Chrysler to make significant expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, Chrysler believes that any resulting liability should not materially affect its consolidated financial position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        ----------------------------------
        SECURITY HOLDERS
        ----------------

     None during the three months ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(AS OF JANUARY 23, 1998)


                                        OFFICER
         NAME             AGE           SINCE                                     PRESENT POSITION
----------------------    ---    ----------------------   ----------------------------------------------------------------------
R. J. Eaton               57     March 14, 1992           Chairman of the Board and Chief Executive Officer (1)
R. A. Lutz                65     June 3, 1986             Vice Chairman of the Board (1)
T. T. Stallkamp           51     May 1, 1990              President
G. C. Valade              55     June 7, 1990             Executive Vice President and Chief Financial Officer
T. R. Cunningham          51     September 3, 1987        Executive Vice President -- International
T. C. Gale                54     April 4, 1985            Executive Vice President -- Product Strategy, Design and External
                                                          Affairs and General Manager -- Jeep Operations
J. P. Holden              46     May 6, 1993              Executive Vice President -- Sales and Marketing and General
                                                          Manager -- Minivan Operations
D. K. Pawley              56     April 11, 1991           Executive Vice President -- Manufacturing
T. W. Sidlik              48     September 3, 1992        Executive Vice President -- Procurement and Supply and General
                                                          Manager -- Small Car Operations
R. R. Boltz               52     June 11, 1987            Vice President -- Product Strategy and Regulatory Affairs and
                                                          General Manager -- Large Car Operations
T. P. Capo                46     November 7, 1991         Vice President and Treasurer
D. L. Davis               58     January 1, 1998          Vice President -- Chrysler Corporation and Chairman of the Board --
                                                          Chrysler Financial Corporation
J. D. Donlon, III         51     January 1, 1992          Vice President and Controller
F. J. Ewasyshyn           45     October 6, 1994          Vice President -- Advance Manufacturing Engineering
W. F. Fountain            53     August 1, 1995           Vice President -- Government Affairs
R. L. Franson             43     January 18, 1996         Vice President -- Chrysler Corporation and President - Chrysler
                                                          Financial Corporation
T. Gallagher              55     September 3, 1992        Vice President -- Employee Relations
S. J. Harris              52     January 1, 1998          Vice President -- Communications
G. L. Henson              55     August 1, 1994           Vice President -- Large and Small Car, Jeep and Truck Assembly
                                                          and Stamping Operations
J. E. Herlitz             55     April 7, 1994            Vice President -- Product Design
R. G. Liberatore          48     January 1, 1993          Vice President -- Washington Affairs
A. C. Liebler             55     May 17, 1990             Vice President -- Marketing
C. Lobo S.                49     July 9, 1992             Vice President -- Power Train Manufacturing
M. J. MacDonald           53     May 16, 1996             Vice President -- Sales and Service
W. J. O'Brien             54     September 3, 1987        Vice President, General Counsel and Secretary
K. M. Oswald              48     October 6, 1994          Vice President -- Human Resources
E. T. Pappert             58     November 5, 1981         Vice President -- Dealer Relations
B. I. Robertson           55     February 6, 1992         Vice President -- Engineering Technologies and General Manager --
                                                          Truck Operations
S. T. Rushwin             50     October 6, 1994          Vice President -- International Manufacturing and Minivan
                                                          Assembly Operations
R. O. Schaum              51     January 1, 1998          Vice President -- Quality and Serviceability and General Manager --
                                                          Power Train Operations
C. P. Theodore            47     January 1, 1998          Vice President -- Platform Engineering

----------------------------
(1)  Also a member of the Board of Directors.

     There are no family relationships, as defined for reporting purposes, between any of the executive officers named above and there is no arrangement or understanding between any of the executive officers named above and any other person pursuant to which he was selected as an officer. All of the executive officers named above, except Mr. Henson have been in the employ of Chrysler Corporation or its subsidiaries for more than five years. During the last five years, and immediately preceding employment by Chrysler Corporation, Mr. Henson was a high level executive at General Motors Corporation.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        ---------------------------------------------
        RELATED STOCKHOLDER MATTERS
        ---------------------------

     Chrysler's common stock is listed on the stock exchanges specified on pages 1 and 2 of this Form 10-K under the trading symbol (C). There were approximately 135,000 shareholders of record of Chrysler's common stock at December 31, 1997. The following table sets forth the high and low sale prices of Chrysler's common stock as reported on the composite tape and the quarterly dividends declared for the last two years. The common stock high and low prices and dividends declared have been adjusted to reflect the two-for-one stock split in 1996.

                                                                 DIVIDENDS
     1997                    HIGH              LOW               DECLARED
------------------       -------------    -------------       -------------
First Quarter              $36.250           $29.000                $0.40
Second Quarter              33.438            28.125                 0.40
Third Quarter               38.563            32.375                 0.40
Fourth Quarter              38.250            32.000                 0.40


                                                                 DIVIDENDS
     1996                    HIGH              LOW               DECLARED
------------------       -------------    -------------       -------------
First Quarter              $31.813           $25.688                $0.30
Second Quarter              35.000            29.563                 0.35
Third Quarter               32.063            26.250                 0.35
Fourth Quarter              36.375            28.250                 0.40


     Dividends on the common stock are payable at the discretion of Chrysler's Board of Directors out of funds legally available therefor. Chrysler's ability to pay dividends in the future will depend upon its financial results, liquidity and financial condition and its ability to continue its capital expenditure and vehicle development programs and market its vehicles successfully. Chrysler's ability to pay dividends is also affected by the provision in its credit agreement that it must maintain a ratio of indebtedness to total capitalization (each as defined) at the end of each quarter at a specified level.

ITEM 6. SELECTED FINANCIAL DATA                             PART II -- CONTINUED
        -----------------------

     The table below summarizes recent financial information for Chrysler. For further information, refer to Chrysler's consolidated financial statements and notes thereto presented under Item 8 of this Form 10-K.

                                                      1997(1)         1996(2)        1995(3)        1994(4)        1993(5)
                                                   -----------    -------------   ------------   ------------   -----------
                                                                    (DOLLARS AND SHARES IN MILLIONS
                                                                    EXCEPT PER-COMMON-SHARE DATA)
Total revenues..............................           $61,147         $61,397        $53,195         $52,235       $43,600
Earnings before extraordinary item and
     cumulative effect of changes in
     accounting principles..................             2,805           3,720          2,121           3,713         2,415
     Basic earnings per common share *                    4.15            5.09           2.81            5.13          3.38
Net earnings (loss).........................             2,805           3,529          2,025           3,713        (2,551)
     Basic earnings (loss) per common
        share *.............................              4.15            4.83           2.68            5.13         (3.81)
     Diluted earnings (loss) per common
        share *.............................              4.09            4.74           2.56            4.55         (3.19)
Dividends declared per common share *.......              1.60            1.40           1.00            0.55          0.33
Total assets................................            60,418          56,184         53,756          49,539        43,679
Total debt..................................            15,485          13,396         14,193          13,106        11,451
Convertible preferred stock (in shares).....              0.02            0.04           0.14            1.72          1.72

* Per share data have been adjusted to reflect the two-for-one stock split in 1996. In addition, per share data have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.

(1) Earnings for the year ended December 31, 1997, reflect the unfavorable impact of a 29-day strike which reduced earnings by an estimated $590 million ($364 million after taxes) after considering partial recovery of production losses from the strike, and a $41 million charge ($25 million after taxes) for costs related to the decision to discontinue Chrysler's Eagle brand at the end of the 1998 model year. The effect of these unfavorable items was partially offset by the recognition of $97 million ($60 million after taxes) of previously deferred profits from the sale of vehicles from Chrysler to Dollar Thrifty Automotive Group, Inc. ("DTAG", formerly Pentastar Transportation Group, Inc.) as a result of the December 1997 initial public offering ("IPO") of Chrysler's common stock interest in DTAG.

(2) Earnings for the year ended December 31, 1996, include a charge of $97 million ($61 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees, a charge of $77 million ($51 million after taxes) related to a write-down of Pentastar Electronics, Inc., a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc., a charge of $50 million ($31 million after taxes) for lump-sum retiree pension costs related to the 1996 UAW collective bargaining agreement, and a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc., and Chrysler Technologies Airborne Systems, Inc.

(3) Earnings for the year ended December 31, 1995, were reduced by a $263 million charge ($162 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a $115 million charge ($71 million after taxes) for a voluntary minivan owner service action. Net earnings in 1995 also include an after-tax charge of $96 million for the cumulative effect of a change in accounting principle related to the consensus reached on Emerging Issues Task Force ("EITF") Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value."

(4) Earnings for the year ended December 31, 1994, include favorable adjustments to the provision for income taxes aggregating $132 million. These adjustments related to: (1) the recognition of tax credits related to expenditures in prior years for qualifying research and development activities, in accordance with an Internal Revenue Service settlement which was based on U.S. Department of Treasury income tax regulations issued in 1994, and (2) the reversal of valuation allowances related to tax benefits associated with net operating loss carryforwards.

(5) Results for the year ended December 31, 1993, include a pretax gain of $205 million ($128 million after taxes) on the sale of Chrysler's remaining 50.3 million shares of Mitsubishi Motors Corporation stock, a pretax gain of $60 million ($39 million after taxes) on the sale of Chrysler's plastics operations, a $4.7 billion after-tax charge for the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and a $283 million after-tax charge for the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW
                                ----------------
1997 COMPARED WITH 1996

     Chrysler reported earnings before income taxes, extraordinary item and the cumulative effect of a change in accounting principle of $4,557 million in 1997, compared with $6,092 million in 1996. Net earnings for 1997 were $2,805 million, or $4.15 per common share, compared with $3,529 million, or $4.83 per common share, in 1996. Chrysler also reported earnings before income taxes and extraordinary item of $1,316 million in the fourth quarter of 1997, compared with $1,591 million in the fourth quarter of 1996. Net earnings for the fourth quarter of 1997 were $852 million, or $1.30 per common share, compared with $807 million, or $1.14 per common share, in the fourth quarter of 1996.

     Earnings decreased for calendar-year 1997 as compared with calendar-year 1996 primarily as a result of an increase in average sales incentives per vehicle, a decrease in vehicle shipments and an increase in warranty costs, partially offset by lower profit-based employee compensation costs. The increase in average sales incentives per vehicle reflects an increasingly competitive automotive environment in 1997 resulting primarily from new product offerings from competitors and greater flexibility in vehicle pricing by Japanese manufacturers who have benefited from currency exchange rate changes between the Japanese yen and U.S. dollar. The decrease in shipments for calendar-year 1997 was primarily due to the changeover to Chrysler's all-new Dodge Intrepid and Chrysler Concorde sedans and the unfavorable impact of a 29-day strike. The increase in warranty costs was primarily related to customer service and recall actions, partially offset by lower average warranty costs on 1997 and 1998 model-year vehicles.

      Earnings before income taxes, extraordinary item and the cumulative effect of a change in accounting principle for 1997 reflected the unfavorable impact of a 29-day strike which reduced earnings by an estimated $590 million ($364 million after taxes) after considering partial recovery of production losses from the strike, and a $41 million charge ($25 million after taxes) for costs related to the decision to discontinue Chrysler's Eagle brand at the end of the 1998 model year. The effect of these unfavorable items was partially offset by the recognition of $97 million ($60 million after taxes) of previously deferred profits from the sale of vehicles from Chrysler to Dollar Thrifty Automotive Group, Inc. ("DTAG", formerly Pentastar Transportation Group, Inc.) as a result of the December 1997 initial public offering ("IPO") of Chrysler's common stock interest in DTAG.

     Earnings before income taxes, extraordinary item and the cumulative effect of a change in accounting principle for 1996 reflected a charge of $97 million ($61 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees, a charge of $77 million ($51 million after taxes) related to a write-down of Pentastar Electronics, Inc. ("PEI"), a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty Rent-A-Car System, Inc. ("Thrifty"), a charge of $50 million ($31 million after taxes) for lump-sum retiree pension costs related to the 1996 UAW collective bargaining agreement, and a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS"). In addition, in 1996, Chrysler extinguished $550 million, or 50 percent, of the outstanding principal amount of its Auburn Hills Trust Guaranteed Exchangeable Certificates Due 2020 (the "Certificates") at a cost of $859 million. The extinguishment of the Certificates resulted in an extraordinary after-tax loss of $191 million (net of income tax benefit of $118 million).

     Chrysler's worldwide vehicle shipments in 1997 were 2,886,981 units, a decrease of 71,819 units or 2 percent compared with 1996 levels. Chrysler's vehicle shipments outside of the U.S., Canada and Mexico ("North America") in 1997 were 237,439 units, an increase of 13,782 units or 6 percent compared with 1996 levels.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. Retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada were 16.9 million units in 1997, compared with 16.6 million units in 1996, an increase of 2 percent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

FINANCIAL REVIEW -- CONTINUED
-----------------------------

     Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for 1997 and 1996 were as follows:

                                                                1997             1996           DECREASE
                                                             ----------       ----------       ----------
              U.S. Retail Market (1):
                Car sales                                      736,530          832,633         (96,103)
                Car market share                                   8.9%             9.7%           (0.8)%
                Truck sales (including minivans)             1,567,258        1,618,193         (50,935)
                Truck market share                                21.7%            23.4%           (1.7)%
                Combined car and truck sales                 2,303,788        2,450,826        (147,038)
                Combined car and truck market share               14.9%            15.9%           (1.0)%

              U.S. and Canada Retail Market (1):
                Combined car and truck sales                 2,559,950        2,690,340        (130,390)
                Combined car and truck market share               15.1%            16.1%           (1.0)%

--------------------------
(1) All retail sales and market share data include fleet sales.

     The decrease in Chrysler's 1997 U.S. car market share was primarily due to the changeover to Chrysler's all-new Intrepid and Concorde sedans and decreased sales of Neons. The decrease in Chrysler's 1997 U.S. truck market share was primarily due to decreased sales of its Dodge Ram pickup trucks and Jeep(R) Grand Cherokees, which primarily reflects the effect of the 29-day strike.

     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $637 million in 1997, compared with $586 million in 1996. CFC's net earnings were $419 million in 1997, compared with $376 million in 1996. The increase in 1997 net earnings primarily reflects an increase in net gains and servicing fees from sales of receivables, higher levels of vehicles leased and lower operating expenses, partially offset by higher credit loss provisions.

     For the past several years, Chrysler has benefitted from the following factors: (1) favorable economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated, and (2) a continuing shift in U.S. and Canada consumer preferences toward trucks, as Chrysler manufactures a higher proportion of trucks to total vehicles than its principal competitors in the U.S. and Canada. A significant deterioration in either of these factors could adversely affect Chrysler's consolidated operating results. Further, Chrysler has benefitted from a strategy of focusing resources on its core automotive business and an aggressive capital expenditure and vehicle development program that has resulted in the replacement of substantially all of its car and truck offerings over the last five years. Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and to market its vehicles successfully in an increasingly competitive automotive environment.

1996 COMPARED WITH 1995
-----------------------

     Chrysler reported earnings before income taxes, extraordinary item and the cumulative effect of a change in accounting principle of $6.1 billion in 1996, compared with $3.4 billion in 1995. Net earnings for 1996 were $3.5 billion, or $4.83 per common share, compared with $2.0 billion, or $2.68 per common share, in 1995. Earnings before income taxes, extraordinary item and the cumulative effect of a change in accounting principle for 1996 included a charge of $97 million ($61 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees, a charge of $77 million ($51 million after taxes) related to a write-down of PEI, a charge of $65 million ($100 million after taxes) related to a write-down of Thrifty, a charge of $50 million ($31 million after taxes) for lump-sum retiree pension costs related to the 1996 UAW collective bargaining agreement, and a gain of $101 million ($87 million after taxes) from the sale of ESI and CTAS. Earnings before income taxes, extraordinary item and the cumulative effect of a change in accounting principle for 1995 included a charge of $263 million ($162 million after taxes) for costs associated with production changes at Chrysler's Newark assembly plant and a charge of $115 million ($71 million after taxes) for a voluntary minivan owner service action.

     Pretax earnings excluding the items noted above increased for calendar-year 1996 as compared with calendar-year 1995 primarily as a result of an increase in vehicle shipments and improved vehicle margins due to pricing actions and a reduction in average sales incentives per vehicle, partially offset by increased profit-based employee compensation costs. The increase in shipments for calendar-year 1996 was primarily due to increased shipments of minivans and Dodge Ram pickup trucks. Minivan shipments for calendar-year 1995 were adversely affected by the changeover and launch of Chrysler's all-new minivans. The increase in shipments of Dodge Ram pickup trucks primarily reflects a full year of production in 1996 at two additional assembly plants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

FINANCIAL REVIEW -- CONTINUED
-----------------------------

     Effective January 1, 1995, Chrysler changed its accounting treatment for certain vehicle sales (principally to non-affiliated rental car companies) in accordance with Emerging Issues Task Force ("EITF") Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." This change in accounting principle resulted in the recognition of an after-tax charge of $96 million (net of income tax benefit of $59 million).

     Chrysler's worldwide vehicle shipments in 1996 were 2,958,800 units, an increase of 285,261 units or 11 percent from 1995 levels. Chrysler's vehicle shipments outside of North America in 1996 were 223,657 units, an increase of 15,385 units or 7 percent from 1995 levels.


           COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES
           --------------------------------------------------------

     Chrysler's total revenues were as follows:

                                                                           1997 VS. 1996                    1996 VS. 1995
                                                                             INCREASE/                          INCREASE/
                                               1997           1996           (DECREASE)          1995           (DECREASE)
                                              -------        -------       -------------        -------     -------------
(In millions of dollars)
Sales of manufactured products........        $56,986        $57,587             (1)%           $49,601             16 %
Finance and insurance revenues........          1,636          1,746             (6)%             1,589             10 %
Other revenues........................          2,525          2,064             22 %             2,005              3 %
                                              -------        -------                            -------
     Total revenues...................        $61,147        $61,397             --             $53,195             15 %
                                              =======        =======                            =======

     The decrease in Sales of manufactured products in 1997 as compared with 1996 primarily reflects a 2 percent decrease in vehicle shipments, partially offset by an increase in average revenue per unit, net of sales incentives, from approximately $19,400 to $19,600. The increase in Sales of manufactured products in 1996 as compared with 1995 primarily reflects an 11 percent increase in vehicle shipments and an increase in average revenue per unit, net of sales incentives, from approximately $18,300 to $19,400. The increase in average revenue per unit in 1996 as compared with 1995 was principally due to pricing actions and an increased proportion of truck shipments to total vehicle shipments.

     The decrease in Finance and insurance revenues in 1997 as compared with 1996 was primarily attributable to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Prior to 1997, earnings from sales of wholesale receivables was included in Finance and insurance revenues. Effective January 1, 1997, gains from sales of wholesale receivables are reported in Other revenues in accordance with SFAS No. 125. The increase in Finance and insurance revenues in 1996 as compared with 1995 was primarily attributable to higher average automotive finance receivables outstanding and vehicles leased.

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


                                                         1997            1996           1995
                                                         -----           -----          -----
U.S. Penetration:
     Retail......................................         27 %            20 %           27 %
     Wholesale...................................         70 %            72 %           74 %
Number of New Chrysler Vehicles Financed in
  the U.S. (in thousands):
     Retail......................................          611             485            594
     Wholesale...................................        1,625           1,771          1,632

     The increase in retail penetration was primarily due to new marketing programs to customers and dealers initiated during 1997.

     The increase in Other revenues in 1997 as compared with 1996 was primarily attributable to higher gains from sales of retail and wholesale receivables at CFC and increased revenues by DTAG.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF            PART II -- CONTINUED
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
         ----------------------------------------------------------

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED
---------------------------------------------------------------------

     Chrysler's total expenses were as follows:

                                                                           1997 VS. 1996                      1996 VS. 1995
                                                                             INCREASE/                          INCREASE/
                                              1997            1996          (DECREASE)           1995           (DECREASE)
                                          ------------    ------------   ---------------   ----------------   -------------
                                                (IN MILLIONS OF                            (IN MILLIONS OF
                                                   DOLLARS)                                   DOLLARS)
Costs, other than items below.........      $46,743          $45,842               2 %        $41,304                11%
Depreciation and special tools
  amortization........................        2,696            2,312              17 %          2,220                 4%
Selling and administrative expenses...        4,957            4,730               5 %          4,064                16%
Employee retirement benefits..........        1,188            1,414             (16)%          1,163                22%
Interest expense......................        1,006            1,007              --              995                 1%
                                            -------          -------                          -------
     Total expenses...................      $56,590          $55,305               2 %        $49,746                11%
                                            =======          =======                          =======


     Costs, other than items below increased in 1997 as compared with 1996 primarily as a result of increases in the proportion of truck shipments to total vehicle shipments, vehicle content, warranty costs and DTAG cost of sales, partially offset by a 2 percent decrease in vehicle shipments. Costs, other than items below increased in 1996 as compared with 1995 primarily as a result of an 11 percent increase in vehicle shipments. Costs, other than items below as a percent of sales of manufactured products were 82 percent, 80 percent and 83 percent in 1997, 1996 and 1995, respectively.

     Depreciation and special tools amortization increased in 1997 as compared with 1996 primarily as a result of higher levels of property and equipment in use, including vehicles under purchased operating leases.

      Selling and administrative expenses increased in 1996 as compared with 1995 primarily as a result of increased advertising expenses, increased profit-based employee compensation costs, and increased expenses associated with Chrysler's expanding international operations.

     Employee retirement benefits decreased in 1997 as compared with 1996 primarily as a result of higher expected returns on pension plan assets in 1997 and costs associated with a voluntary early retirement program for certain salaried employees in 1996. Employee retirement benefits increased in 1996 as compared with 1995 primarily as a result of a decrease in the discount rates used to determine 1996 pension expense and nonpension postretirement benefit expense, costs associated with the voluntary early retirement program in 1996 and increased pension benefits related to Chrysler's 1996 collective bargaining agreements. This increase was partially offset by the favorable effect of higher expected returns on pension plan assets in 1996. Chrysler contributed $74 million, $941 million and $838 million to the pension funds during 1997, 1996 and 1995, respectively.

     During December 1997, Chrysler completed an IPO of its common stock interest in DTAG for net proceeds of $387 million. The IPO of the common stock interest resulted in a pretax and after-tax gain of $73 million. The gain was deferred and will be recognized over the remaining term of the vehicle supply agreements with DTAG, which end in 2001. The tax effect on this transaction reflects the difference between the book and tax basis of Chrysler's stock interest in DTAG for which deferred taxes were not provided, in accordance with SFAS No. 109, "Accounting for Income Taxes." In addition, fourth-quarter 1997 earnings include the recognition of $97 million ($60 million after taxes) of previously deferred profits from the sale of vehicles from Chrysler to DTAG.

     In 1996, Chrysler committed to a plan of disposal for Thrifty, a subsidiary of DTAG, and recognized a $65 million pretax loss ($100 million after taxes) to write down Thrifty's carrying value to estimated fair value less cost to sell. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for 1996. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES -- CONTINUED
---------------------------------------------------------------------

     In 1996, Chrysler sold ESI and CTAS for net proceeds of $476 million. ESI and CTAS were engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represented substantially all of the operations of Chrysler Technologies Corporation ("CTC"), a wholly owned subsidiary of Chrysler. The sale resulted in a pretax gain of $101 million ($87 million after taxes). In the fourth quarter of 1996, Chrysler signed an agreement to sell PEI for net proceeds of $17 million, which resulted in the recognition of a pretax loss of $77 million ($51 million after taxes) to write down PEI's carrying value to estimated fair value less cost to sell. PEI represented the remaining operations of CTC. The sale of PEI was completed on January 10, 1997. The pretax gain on the sale of ESI and CTAS and the pretax loss on the write-down of PEI are included in Costs, other than items below in the consolidated statement of earnings for 1996.

     In 1995, Chrysler recorded a $263 million provision ($162 million after taxes) for costs associated with production changes at its Newark assembly plant. Newark production of the Chrysler Concorde and Dodge Intrepid was reduced to one shift in August 1995 and terminated in July 1996. Production of an all-new sport-utility vehicle, the Dodge Durango, began at the Newark assembly plant in the fall of 1997. The provision reflects the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings for 1995.

     Chrysler's effective tax rates in 1997, 1996 and 1995 were 38.4 percent,
38.9 percent and 38.5 percent, respectively.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $7.8 billion at December 31, 1997 (including $0.8 billion held by CFC), $7.8 billion at December 31, 1996 (including $0.8 billion held by CFC and DTAG), and $8.1 billion at December 31, 1995 (including $1.2 billion held by CFC and DTAG).

     Chrysler's long-term profitability will depend significantly on its ability to continue its capital expenditure and vehicle development programs and to market its vehicles successfully in an increasingly competitive environment. Chrysler's expenditures for new product development and the acquisition of productive assets were approximately $19 billion for the three-year period ended December 31, 1997. Expenditures for these items during the succeeding three-year period are expected to be at similar or higher levels. At December 31, 1997, Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, totaling approximately $1.3 billion.

     During 1997, Chrysler repurchased 63 million shares of its common stock at a cost of $2.1 billion. Chrysler plans to repurchase an additional $1.8 billion of its common stock in 1998 as part of a $2 billion repurchase plan which began in November 1997. The planned 1998 common stock repurchases are subject to market and general economic conditions. Since beginning its common stock repurchase program in 1995, Chrysler has repurchased 175 million shares of its common stock at a cost of $5.2 billion.

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

     In August 1997, Chrysler extinguished its $267 million 10.95% Debentures due 2017 and $245 million 10.40% Notes due 1999 for $529 million.

     In December 1997, Chrysler prepaid certain 1998 nonpension employee benefits by contributing $1.1 billion to a Voluntary Employees' Beneficiary Association trust and other employee benefit plans.

     At December 31, 1997, Chrysler (excluding CFC) had aggregate debt maturities of $606 million through 2000. At December 31, 1997, Chrysler had a $2.6 billion revolving credit agreement which expires in April 2002. The revolving credit agreement was not drawn upon at December 31, 1997. Chrysler believes that cash from operations and its cash position will be sufficient to enable it to meet its capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED
--------------------------------------------

     Term debt, commercial paper and receivable sales are CFC's primary funding sources. CFC increased its term debt outstanding by $0.9 billion during 1997 and decreased its term debt outstanding by $0.8 billion during 1996. CFC's commercial paper outstanding increased by $0.4 billion in 1997 and by $0.2 billion in 1996. CFC realized $9.0 billion and $8.1 billion of net proceeds from the sales of automotive retail receivables during 1997 and 1996, respectively. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $6.1 billion and $6.8 billion at December 31, 1997 and 1996, respectively.

     At December 31, 1997, CFC had debt maturities of $6.0 billion in 1998 (including $3.0 billion of short-term notes), $3.3 billion in 1999, and $2.3 billion in 2000. CFC expects that 1998 debt maturities will be funded from continued access to term debt markets, issuance of commercial paper, receivable sales (including approximately $1.5 billion in eligible wholesale receivables held by securitization trusts) and operating cash flows. CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1998 and a $6 billion facility expiring in April 2002. Neither of the revolving credit facilities was drawn upon at December 31, 1997. CFC believes that cash provided by operations, receivable sales, and the issuance of term debt and commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

     During December 1997, Chrysler completed an IPO of its common stock interest in DTAG for net proceeds of $387 million. In 1996, Chrysler sold ESI and CTAS for net proceeds of $476 million.

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

     Chrysler's average sales incentives per vehicle increased during 1997 as a result of an increasingly competitive automotive environment, including the continued unfavorable effects of changes in the Japanese yen to U.S. dollar exchange rate. Chrysler expects to continue to face an increasingly competitive automotive environment, which is likely to continue to limit vehicle pricing flexibility in the near term. In addition, the weakness of the Japanese yen against the U.S. dollar and the recent deterioration in the Asian economies, could result in substantial decreases in exports to Asia from the U.S. and Canada and substantial increases in imports from Asia to the U.S. and Canada. The Asian economic difficulties could result in more intense competition in the automotive industry and have an unfavorable effect on overall economic conditions in the U.S. and Canada where Chrysler's sales are concentrated.

     In the third quarter of 1997, Chrysler began production of the all-new Dodge Intrepid sedan and Dodge Durango sport-utility vehicle, and the new Dodge Ram Four Door Club Cab pickup truck. In the fourth quarter of 1997, Chrysler began production of the all-new Chrysler Concorde. In the spring of 1998, Chrysler will begin production of the all-new Chrysler LHS and 300M sedans. In the second quarter of 1998, Chrysler will cease production of its current Jeep Grand Cherokee and begin the changeover to its all-new Jeep Grand Cherokee. Production of the all-new Jeep Grand Cherokee will begin in the third quarter of 1998.

     Chrysler's worldwide vehicle production in the fourth quarter of 1997 was 732,995 units, an increase of 21,778 units or 3 percent as compared with the fourth quarter of 1996. Worldwide vehicle production for the first quarter of 1998 is expected to be approximately 805,300 units, an increase of 43,200 units or 6 percent as compared with the first quarter of 1997. This expected production level is heavily dependent on Chrysler's ability to maintain its competitive position, continued favorable economic conditions in the U.S. and Canada, the avoidance of work stoppages by represented employees, and the successful launch of Chrysler's new products.

     Chrysler projects that 1998 retail (including fleet) industry sales for the U.S. will range from 15.0 million to 15.5 million units and that 1998 retail (including fleet) industry sales for Canada will range from 1.4 million to 1.6 million units. Retail (including fleet) industry sales in 1997 were 15.5 million units and 1.4 million units in the U.S. and Canada, respectively. Actual levels of industry retail (including fleet) sales will depend on, among other things, economic conditions in the U.S. and Canada. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

OUTLOOK -- CONTINUED
--------------------

     Chrysler's business plan for 1998 is predicated on several broad economic assumptions, including, among others, that 1998 inflation and interest rates in the U.S. will remain stable and will be comparable to 1997 rates; there will be a moderate expansion in the U.S. economy during 1998, with real economic growth between 2.5 percent and 3.0 percent; and average 1998 gasoline and oil prices in the U.S. will be comparable to, or below 1997 prices. As with most economic projections, actual conditions in 1998 could vary substantially from Chrysler's assumptions.

     In addition, Chrysler wishes to caution readers that several factors, as well as those factors described elsewhere in this discussion or in other Securities and Exchange Commission filings, in some cases have affected, and in the future could affect, Chrysler's actual results, and could cause Chrysler's actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Chrysler. Those factors include: government regulations as they may affect Chrysler's ability to produce and sell the kinds of vehicles that consumers demand, business conditions and growth in the automotive industry and general economy; changes in gasoline and oil prices; changes in consumer debt levels and interest rates; changes in consumer preferences away from pickup trucks, sport-utility vehicles and minivans; competitive factors, such as domestic and foreign rival car and truck offerings, price pressures and sales incentives, and acceptance of new products; excess or shortage of manufacturing capacity; risks and uncertainties associated with Chrysler's expansion into international markets; and changes in foreign currency exchange rates and the resulting impact on pricing strategies of major foreign competitors. Additionally, several of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to its competitors' offerings, substantial changes in consumer preferences, government regulations, or adverse economic conditions in the U.S. and Canada. Finally, the automotive industry historically has been highly cyclical and the duration of these cycles has been difficult to predict.

                       DERIVATIVE FINANCIAL INSTRUMENTS
                       --------------------------------

     Chrysler's primary market risks include fluctuations in interest rates and currency exchange rates. Chrysler manages these market risks by using derivative financial instruments in accordance with established policies and procedures. Several techniques, including market value, sensitivity analysis and value at risk, are used to monitor Chrysler's exposure to market risks. Chrysler does not use derivative financial instruments for trading purposes.

     When Chrysler sells vehicles or purchases components outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. To the extent possible, sales and purchases in specific currencies are offset against each other. The foreign currencies in which Chrysler has the most significant exchange rate exposure are the British pound, Austrian schilling, Japanese yen, Spanish peseta, French franc, Taiwan dollar, German mark, Italian lira, Canadian dollar and Mexican peso. To manage these exposures, Chrysler periodically initiates hedging activities by entering into currency exchange agreements, consisting primarily of currency forward contracts, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. The currency exchange agreements which provide hedge coverage typically mature within three years of origination, consistent with the underlying purchase or sales commitment.

     CFC's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and exchange rate variability. CFC enters into securitization transactions, issues debt with appropriate price and term characteristics and utilizes derivative financial instruments to manage its exposure to fluctuations in earnings due to changes in interest rates, variability in spread relationships and mismatches of repricing intervals. Derivative financial instruments consist primarily of interest rate swaps. CFC uses interest rate swap agreements to change the characteristics of its fixed and variable rate exposures and to manage its asset/liability match. CFC's interest rate swap portfolio is an integral part of its risk management strategy and as such, all swaps are linked to an underlying debt or securitization obligation. Exposure to variability in foreign exchange rates is mitigated through the use of natural hedges, whereby the lending and funding requirements are both managed in the home currency of such countries. In the past, CFC entered into currency exchange agreements to manage its exposure arising from fluctuations in exchange rates related to specific funding transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF             PART II -- CONTINUED
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
        ----------------------------------------------------------

DERIVATIVE FINANCIAL INSTRUMENTS -- CONTINUED
---------------------------------------------

     Chrysler uses a historical simulation model in its calculation of value at risk, which measures the potential loss in fair value that could arise from changes in market conditions, using a 95 percent confidence level and assuming a three-month time horizon. The model takes into account actual observed correlations and diversification across market factors, including interest rates and currencies. Included in the value at risk calculation are anticipated transactions related to purchase and sales commitments. Based on its calculation of value at risk at December 31, 1997, fluctuations in interest rates and currency exchange rates in the near term would not materially affect Chrysler's consolidated operating results, financial position or cash flows. Chrysler's management believes that its hedging activities have been effective in reducing Chrysler's limited risks related to interest rate and currency exchange rate fluctuations.

     For more information on derivative financial instruments, see Part II, Item 8, Notes to Consolidated Financial Statements, Notes 1, 7 and 16.

                          YEAR 2000 DATE CONVERSION
                          -------------------------

     In 1995, Chrysler began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. Chrysler is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. Chrysler is also communicating with dealers, suppliers, financial institutions and others with which it conducts business to help them identify and resolve the year 2000 issue. If necessary modifications and conversions by Chrysler and those with which it conducts business are not completed timely, the year 2000 issue may have a material adverse effect on Chrysler's consolidated results of operations. The total cost associated with the required modifications and conversions is not expected to be material to Chrysler's consolidated results of operations and financial position and is being expensed as incurred.

                           NEW ACCOUNTING STANDARDS
                           ------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on Chrysler's consolidated financial statements. Chrysler will adopt this accounting standard effective January 1, 1998, as required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. Chrysler has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. Chrysler will adopt this accounting standard effective January 1, 1998, as required.

Item 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA
        ------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS


                                                                                      YEAR ENDED DECEMBER 31
                                                                               ---------------------------------------
                                                                                 1997           1996            1995
                                                                               --------       --------        --------
                                                                                      (IN MILLIONS OF DOLLARS)
Sales of manufactured products.....................................             $56,986        $57,587        $49,601
Finance and insurance revenues.....................................               1,636          1,746          1,589
Other revenues.....................................................               2,525          2,064          2,005
                                                                                -------        -------        -------
                                                     TOTAL REVENUES              61,147         61,397         53,195
                                                                                -------        -------        -------

Costs, other than items below (Notes 13 and 14)....................              46,743         45,842         41,304
Depreciation and special tools amortization (Notes 1 and 5)........               2,696          2,312          2,220
Selling and administrative expenses................................               4,957          4,730          4,064
Employee retirement benefits (Note 12).............................               1,188          1,414          1,163
Interest expense...................................................               1,006          1,007            995
                                                                                -------        -------        -------
                                                     TOTAL EXPENSES              56,590         55,305         49,746
                                                                                -------        -------        -------

EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.....               4,557          6,092          3,449
Provision for income taxes (Note 8)................................               1,752          2,372          1,328
                                                                                -------        -------        -------
EARNINGS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A
         CHANGE IN ACCOUNTING PRINCIPLE............................               2,805          3,720          2,121
Extraordinary item - Loss on early extinguishment of debt, net of
  taxes (Note 7)...................................................                  --           (191)            --
Cumulative effect of a change in accounting principle, net of
  taxes (Note 1)...................................................                  --             --            (96)
                                                                                -------        -------        -------
                                                       NET EARNINGS             $ 2,805        $ 3,529        $ 2,025
Preferred stock dividends (Note 11)................................                   1              3             21
                                                                                -------        -------        -------

                                       NET EARNINGS ON COMMON STOCK             $ 2,804        $ 3,526        $ 2,004
                                                                                =======        =======        =======

                                                                                      (IN DOLLARS OR MILLIONS OF
                                                                                                SHARES)
BASIC EARNINGS PER COMMON SHARE (Notes 1, 7, 11, 17):
  Earnings before extraordinary item and cumulative effect
     of a change in accounting principle...........................             $  4.15        $  5.09        $  2.81
  Extraordinary item...............................................                  --          (0.26)            --
  Cumulative effect of a change in accounting principle............                  --             --          (0.13)
                                                                                -------        -------        -------
  Net earnings per common share....................................             $  4.15        $  4.83        $  2.68
                                                                                =======        =======        =======

  Average common shares outstanding................................               675.5          730.3          748.4

DILUTED EARNINGS PER COMMON SHARE (Notes 1, 7, 11, 17):
  Earnings before extraordinary item and cumulative effect
     of a change in accounting principle...........................             $  4.09         $ 5.00        $  2.68
  Extraordinary item...............................................                  --          (0.26)            --
  Cumulative effect of a change in accounting principle............                  --             --          (0.12)
                                                                                -------         ------        -------
  Net earnings per common share....................................             $  4.09         $ 4.74        $  2.56
                                                                                =======         ======        =======

  Average common and dilutive equivalent shares outstanding........               685.3          743.8          791.7

DIVIDENDS DECLARED PER COMMON SHARE................................             $  1.60         $ 1.40        $  1.00


See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                                                                       DECEMBER 31
                                                                                                  ------------------------
                                                                                                   1997             1996
                                                                                                  -------          -------
                                                                                                 (IN MILLIONS OF DOLLARS)
ASSETS:
   Cash and cash equivalents (Note 1) ................................................            $ 4,898          $ 5,158
   Marketable securities (Note 2).....................................................              2,950            2,594
                                                                                                  -------          -------
      Total cash, cash equivalents and marketable securities..........................              7,848            7,752
   Accounts receivable - trade and other (less allowance for doubtful
      accounts: 1997 and 1996- $52 million and $44 million, respectively).............              1,646            2,126
   Inventories (Notes 1 and 3)........................................................              4,738            5,195
   Prepaid employee benefits, taxes and other expenses (Note 12)......................              2,193            1,929
   Finance receivables and retained interests in sold receivables (Note 4)............             13,518           12,339
   Property and equipment (Note 5)....................................................             17,968           14,905
   Special tools (Note 1).............................................................              4,572            3,924
   Intangible assets (Note 1).........................................................              1,573            1,995
   Other noncurrent assets (Note 12)..................................................              6,362            6,019
                                                                                                  -------          -------
                                                                          TOTAL ASSETS            $60,418          $56,184
                                                                                                  =======          =======

LIABILITIES:
   Accounts payable..................................................................             $ 9,512          $ 8,981
   Accrued liabilities and expenses (Note 6).........................................               9,717            8,864
   Short-term debt (Note 7)..........................................................               3,841            3,214
   Payments due within one year on long-term debt (Note 7)...........................               2,638            2,998
   Long-term debt (Note 7)...........................................................               9,006            7,184
   Accrued noncurrent employee benefits (Note 12)....................................               9,841            9,431
   Other noncurrent liabilities......................................................               4,501            3,941
                                                                                                  -------          -------
                                                                    TOTAL LIABILITIES              49,056           44,613
                                                                                                  -------          -------

SHAREHOLDERS' EQUITY (Note 11): (shares in millions)
   Preferred stock - $1 per share par value; authorized 20.0 shares; Series
      A Convertible Preferred Stock; issued and outstanding: 1997 and 1996 -
      0.02 and 0.04 shares, respectively (aggregate liquidation
      preference $8 million and $21 million, respectively)...........................                   *                *
   Common stock - $1 per share par value; authorized 1,000.0 shares;
      issued:  1997 and 1996 - 823.1 and 821.6 shares, respectively..................                 823              822
   Additional paid-in capital........................................................               5,231            5,129
   Retained earnings.................................................................              10,605            8,829
   Treasury stock - at cost: 1997 and 1996 - 174.7 and 119.1 shares, respectively....              (5,297)          (3,209)
                                                                                                  -------          -------
                                                           TOTAL SHAREHOLDERS' EQUITY              11,362           11,571
                                                                                                  -------          -------

                                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $60,418          $56,184
                                                                                                  =======          =======

---------------------------
*  Less than $1 million

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31
                                                                                   ----------------------------------
                                                                                    1997         1996           1995
                                                                                   -------      -------         -----
                                                                                       (IN MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...............................................................        $ 2,805      $ 3,529         $ 2,025
  Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and special tools amortization...........................          2,696        2,312           2,220
     Provision for credit losses...........................................            444          373             372
     Deferred income taxes.................................................            279        1,120             186
     Extraordinary item - Loss on early extinguishment of debt (Note 7)....             --          191              --
     Cumulative effect of a change in accounting principle (Note 1)........             --           --              96
     Change in receivables.................................................           (364)        (224)            848
     Change in inventories.................................................           (706)        (691)           (435)
     Change in prepaid expenses and other assets...........................         (1,249)      (1,394)           (681)
     Change in accounts payable and accrued and other liabilities..........          2,119        2,143           2,092
     Other.................................................................            404          (58)            231
                                                                                   -------      -------         -------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES          6,428        7,301           6,954
                                                                                   -------      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities....................................         (2,778)      (4,346)         (5,160)
     Sales and maturities of marketable securities.........................          3,350        5,294           6,122
     Finance receivables acquired..........................................        (28,335)     (19,906)        (24,437)
     Finance receivables collected.........................................          9,089        3,062           3,795
     Proceeds from sales of finance receivables............................         18,967       16,809          17,602
     Proceeds from sales of nonautomotive assets...........................             --          701              94
     Expenditures for property and equipment...............................         (3,419)      (3,271)         (2,597)
     Expenditures for special tools........................................         (1,703)      (1,364)         (1,049)
     Purchases of vehicle operating leases.................................         (2,028)        (794)           (460)
     Other.................................................................            652          248             179
                                                                                   -------      -------         -------
                                      NET CASH USED IN INVESTING ACTIVITIES         (6,205)      (3,567)         (5,911)
                                                                                   -------      -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in short-term debt.............................................            627          410          (1,971)
     Proceeds under long-term borrowings and revolving lines of credit.....          5,868        1,390           4,731
     Payments on long-term borrowings and revolving lines of credit........         (3,897)      (2,167)         (1,687)
     Payment for early extinguishment of debt..............................             --         (853)             --
     Repurchases of common stock (Note 11).................................         (2,130)      (2,041)         (1,047)
     Dividends paid........................................................         (1,096)        (963)           (710)
     Other.................................................................            145          105              39
                                                                                   -------      -------         -------
                                      NET CASH USED IN FINANCING ACTIVITIES           (483)      (4,119)           (645)
                                                                                   -------      -------         -------

Change in cash and cash equivalents........................................           (260)        (385)            398
Cash and cash equivalents at beginning of year.............................          5,158        5,543           5,145
                                                                                   -------      -------         -------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................................        $ 4,898      $ 5,158         $ 5,543
                                                                                   =======      =======         =======




See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries and entities. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary, primarily investments in certain dealerships, are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for 1996 and 1995 have been reclassified to conform with current period classifications.

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

     In 1995, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value." The consensus on EITF Issue 95-1 (the "consensus") affects Chrysler's accounting treatment for vehicle sales (principally to non-affiliated rental car companies) for which Chrysler conditionally guarantees the minimum resale value of the vehicles. In accordance with the consensus, these vehicle sales are accounted for as operating leases with the related revenues and costs deferred at the time of shipment. A portion of the deferred revenues and costs is recognized over the corresponding guarantee period, with the remainder recognized at the end of the guarantee period. The average guarantee period for these vehicles is approximately nine months. Chrysler changed its accounting treatment in accordance with the consensus effective January 1, 1995, which resulted in the recognition of an after-tax charge of $96 million (net of income tax benefit of $59 million), or $0.13 per common share, for the cumulative effect of this change in accounting principle.

     Finance revenue from finance receivables of Chrysler Financial Corporation ("CFC"), a wholly owned subsidiary, is recognized using the interest method. Finance revenue from operating leases of vehicles is recognized on a straight-line basis. Certain loan and lease origination costs are deferred and amortized to finance revenue over the contractual terms. Recognition of finance revenue is generally suspended when a loan or lease becomes contractually delinquent for periods ranging from 60 to 90 days. Finance revenue recognition is resumed when the loan or lease becomes contractually current, at which time all past due finance revenue is recognized.

     CFC sells significant amounts of automotive retail and wholesale receivables in transactions subject to limited credit risk. CFC generally sells its receivables to a trust and remains as servicer, for which it is paid a servicing fee. Servicing fees are earned on a level yield basis over the remaining terms of the related sold receivables. In a subordinated capacity, CFC retains residual cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors. Gains or losses from the sales of finance receivables are recognized in the period in which such sales occur. In determining the gain or loss for each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. Effective January 1, 1997, Chrysler adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires retail and wholesale receivable sales occurring after December 31, 1996, to be accounted for as sales when legal and effective control over transferred receivables is surrendered. The adoption of this new accounting standard did not have a material impact on Chrysler's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
----------------------------------------------------------------

DEPRECIATION AND SPECIAL TOOLS AMORTIZATION

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided on a straight-line basis. Special tooling costs are amortized over the years that a model using that tooling is expected to be produced and within each year based on the units produced. Amortization is deducted directly from the asset account and totaled $3.7 billion and $3.4 billion at December 31, 1997 and 1996, respectively. During any given model year, special tools will contain tooling with varying useful lives.

PRODUCT-RELATED COSTS

     Expenditures for research and development, advertising, sales promotion and other product-related costs are expensed as incurred. Provisions for product warranty are recognized at the time the related sale is recognized. Research and development costs were $1.7 billion, $1.6 billion and $1.4 billion in 1997, 1996 and 1995, respectively. Advertising expense was $1.5 billion, $1.5 billion and $1.2 billion in 1997, 1996 and 1995, respectively.

EARNINGS PER COMMON SHARE

     Effective for Chrysler's consolidated financial statements for the year ended December 31, 1997, Chrysler adopted SFAS No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of the convertible preferred stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on Chrysler's reported EPS amounts.

CASH AND CASH EQUIVALENTS

     Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents.

ALLOWANCE FOR CREDIT LOSSES

     An allowance for credit losses is generally established during the period in which retail receivables or vehicles leased are acquired. The allowance for credit losses is maintained at a level deemed appropriate, based primarily on loss experience. Other factors affecting collectibility are also evaluated, and appropriate adjustments are recorded. Retail automotive receivables and vehicles leased are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of the collateral when such loans are deemed to be impaired.

INVENTORIES

     Inventories are valued at the lower of cost or market. The cost of approximately 43 percent and 39 percent of inventories at December 31, 1997 and 1996, respectively, was determined on a Last-In, First-Out ("LIFO") basis. The balance of inventory cost was determined primarily on a specific identification basis.

INTANGIBLE ASSETS

     The purchase price of companies in excess of the fair value of net identifiable assets acquired ("goodwill") is amortized on a straight-line basis over periods of up to 40 years, with a weighted-average period of 38 years. The amount reported is net of accumulated amortization totaling $642 million and $778 million at December 31, 1997 and 1996, respectively. Chrysler periodically evaluates the carrying value of goodwill for impairment. Such evaluations are based principally on the projected, undiscounted cash flows of the operations to which the goodwill relates. Intangible assets also include intangible pension assets of $147 million and $161 million at December 31, 1997 and 1996, respectively.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
----------------------------------------------------------------

LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     Effective January 1, 1996, Chrysler adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The initial adoption of this new accounting standard did not have a material effect on Chrysler's consolidated operating results or financial position. See also Note 13.

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and a weighted-average exchange rate for each period for revenues and expenses. The U.S. dollar is the functional currency for most of Chrysler's foreign subsidiaries. Translation gains and losses are included in earnings for those foreign subsidiaries whose functional currency is the U.S. dollar. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity. Also, transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency, except those transactions which hedge purchase or sale commitments, are recorded in earnings as incurred.

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

     When Chrysler (excluding CFC) sells vehicles outside the United States or purchases components from suppliers outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. Periodically, Chrysler initiates hedging activities by entering into currency exchange agreements, consisting principally of currency forward contracts, to minimize revenue and cost variations which could result from fluctuations in currency exchange rates. These instruments, consistent with the underlying purchase or sale commitments, typically mature within three years of origination. The currency exchange agreements are treated as off-balance-sheet financial instruments, with the related gains and losses recognized in earnings upon the settlement of the underlying transactions. In the event of an early termination of a currency exchange agreement designated as a hedge, the gain or loss continues to be deferred and is included in the settlement of the underlying transaction. Forward contracts are used to manage exposure to fluctuations in funding costs for the anticipated issuance of debt. Gains or losses on forward contracts that qualify for hedge accounting treatment are deferred and recorded as an adjustment to interest expense over the term of the new debt. In the event of an early termination of a forward contract designated as a hedge, the gain or loss is deferred and recorded as an adjustment to interest expense over the remaining term of the underlying debt.

     CFC uses derivative financial instruments to reduce the sensitivity of earnings to various market risks and manage funding costs. CFC's primary market risks include: fluctuations in interest rates, variability in spread relationships (i.e., Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and variability in currency exchange rates. The derivative financial instruments consist primarily of interest rate swap agreements. Interest differentials resulting from interest rate swap agreements used to change the interest rate characteristics of CFC's debt are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are either matched with specific term debt obligations or with groups of commercial paper on a layered basis. In the event of an early termination of an interest rate swap agreement designated as a hedge, the gain or loss is deferred, recorded in Other noncurrent assets, and recognized as an adjustment to interest expense over the remaining term of the underlying debt. In addition, CFC enters into currency exchange agreements, consisting primarily of currency swaps, to manage its exposure

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
----------------------------------------------------------------

DERIVATIVE FINANCIAL INSTRUMENTS -- CONTINUED

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

NOTE 2.  MARKETABLE AND OTHER SECURITIES
----------------------------------------

     Available-for-sale securities are carried at their fair values. Changes in the fair values of available-for-sale securities are recognized as a component of shareholders' equity until such securities are sold. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount. Chrysler does not hold securities for trading purposes.

     Investments in marketable securities were as follows:


                                         AMORTIZED           UNREALIZED            UNREALIZED              FAIR
                                           COST                 GAINS                LOSSES               VALUE
                                    -----------------     -----------------     -----------------    -----------------
                                                                       DECEMBER 31
                                    ----------------------------------------------------------------------------------
                                     1997       1996       1997       1996       1997       1996       1997       1996
                                    ------     ------     ------     ------     ------    -------    -------    ------
                                                                  (IN MILLIONS OF DOLLARS)
AVAILABLE-FOR-SALE SECURITIES:
U.S. and Canadian government
   and agency securities.......     $1,056     $1,454       $ 6        $ 6       $(4)       $(11)    $1,058     $1,449
Corporate debt securities......      1,787        965        11          8        (2)         (5)     1,796        968
Other marketable securities....         77        162         7          2        (1)         --         83        164
                                    ------     ------       ---        ---       ---        ----     ------     ------
   Total available-for-sale
   securities..................      2,920      2,581        24         16        (7)        (16)     2,937      2,581
                                    ------     ------       ---        ---       ---        ----     ------     ------

HELD-TO-MATURITY SECURITIES:
Corporate debt securities......          1         --        --         --        --          --          1         --
Other marketable securities....         12         13        --         --        --          --         12         13
                                    ------     ------       ----       ---       ---         ---     ------     ------
   Total held-to-maturity
   securities..................         13         13        --         --        --          --         13         13
                                    ------     ------       ----       ---       ---        ----     ------     ------
                          Total     $2,933     $2,594       $24        $16       $(7)       $(16)    $2,950     $2,594
                                    ======     ======       ===        ===       ===        ====     ======     ======

     At December 31, 1997, contractual maturities of marketable debt securities were as follows (in millions of dollars): within one year - $254; after one year through five years - $1,692; after five years through ten years - $388; and after ten years - $535.

     Proceeds from sales of available-for-sale securities were $648 million, $860 million and $757 million in 1997, 1996 and 1995, respectively. The gross gains and losses realized related to these sales were immaterial. Chrysler uses the specific identification method as a basis for determining cost and calculating realized gains or losses.

     Other securities classified as cash equivalents were $4.3 billion at December 31, 1997 and 1996, and consisted primarily of repurchase agreements, commercial paper, and certificates of deposit.

NOTE 3.  INVENTORIES AND COST OF SALES
--------------------------------------

   Inventories, summarized by major classification, were as follows:

                                                                                                    DECEMBER 31
                                                                                             ----------------------
                                                                                              1997            1996
                                                                                             ------          ------
                                                                                             (IN MILLIONS OF DOLLARS)
Finished products, including service parts...................................                $1,883          $1,569
Raw materials, finished production parts and supplies........................                 1,445           1,540
Vehicles held for short-term lease...........................................                 1,410           2,086
                                                                                             ------          ------
                                                                        Total                $4,738          $5,195
                                                                                             ======          ======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVENTORIES AND COST OF SALES -- CONTINUED
---------------------------------------------------

     Inventories valued on the LIFO basis would have been $415 million and $439 million higher than reported had they been valued on the FIFO basis at December 31, 1997 and 1996, respectively.

     Vehicles held for short-term lease include the carrying value of vehicles (principally sold to non-affiliated rental car companies) for which Chrysler conditionally guarantees the minimum resale value of the vehicles. The carrying value of these vehicles was $1,003 million and $900 million at December 31, 1997 and 1996, respectively.

     Total manufacturing cost of sales aggregated $47.1 billion, $46.5 billion and $41.7 billion for 1997, 1996 and 1995, respectively.

NOTE 4.  FINANCE RECEIVABLES AND RETAINED INTERESTS IN SOLD RECEIVABLES
-----------------------------------------------------------------------

     Finance receivables and retained interests in sold receivables were as follows:


                                                                           DECEMBER 31
                                                                       --------------------
                                                                        1997          1996
                                                                       ------        ------
                                                                          (IN MILLIONS OF
                                                                              DOLLARS)
         Automotive financing.....................................     $ 6,369       $ 6,517
         Nonautomotive financing..................................       2,715         2,204
         Retained senior interests in wholesale receivables held
            in trusts.............................................       1,511           677
                                                                       -------       -------
               Total finance receivables..........................      10,595         9,398
         Retained interests in sold receivables...................       3,488         3,488
         Allowance for credit losses..............................        (565)         (547)
                                                                       -------       -------
               Total..............................................     $13,518       $12,339
                                                                       =======       =======


     Retained interests in sold receivables are generally restricted and subject to credit risk.

     Contractual maturities of total finance receivables as of December 31, 1997, were as follows (in millions of dollars): 1998 - $5,001; 1999 - $954; 2000 - $1,151; 2001 - $516; 2002 - $455; and 2003 and thereafter - $2,518.
Actual cash flows will vary from contractual maturities due to future sales of finance receivables, prepayments and charge-offs.

     Changes in the allowance for credit losses were as follows:


                                                                    YEAR ENDED DECEMBER 31
                                                                   -------------------------
                                                                   1997       1996     1995
                                                                   ----       ----     ----
                                                                     (IN MILLIONS OF DOLLARS)
         Balance at beginning of year.........................     $ 547      $ 617    $ 522
         Provision for credit losses..........................       444        373      372
         Net credit losses....................................      (415)      (398)    (252)
         Other adjustments....................................       (11)       (45)     (25)
                                                                   -----      -----    -----
         Balance at end of year...............................     $ 565      $ 547    $ 617
                                                                   =====      =====    =====


     Nonearning finance receivables, including receivables sold subject to credit risk, totaled $248 million and $278 million at December 31, 1997 and 1996, respectively, which represented 0.7 percent and 0.8 percent of such receivables outstanding, respectively.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment, summarized by major classification, were as follows:


                                                                                               DECEMBER 31
                                                               WEIGHTED-AVERAGE       -----------------------------
                                                                 SERVICE LIVES            1997              1996
                                                               -----------------      ------------      -----------
                                                                   (YEARS)               (IN MILLIONS OF DOLLARS)
Land.......................................................            --                $   358           $   405
Buildings..................................................            31                  5,973             5,467
Machinery and equipment....................................            14                 14,538            12,364
Furniture and fixtures.....................................             9                    624               630
Vehicles under purchased operating leases..................             3                  3,053             1,311
Construction in progress...................................            --                  2,536             2,875
                                                                                         -------           -------
                                                                                          27,082            23,052
Accumulated depreciation...................................                               (9,114)           (8,147)
                                                                                         -------           -------
     Total.................................................                              $17,968           $14,905
                                                                                         =======           =======

     Depreciation of property and equipment was $1,657 million, $1,317 million and $1,100 million in 1997, 1996 and 1995, respectively.

NOTE 6.  ACCRUED LIABILITIES AND EXPENSES
-----------------------------------------

     Accrued liabilities and expenses consisted of the following:


                                                                                                     DECEMBER 31
                                                                                               ------------------------
                                                                                                1997              1996
                                                                                               ------            ------
                                                                                                   (IN MILLIONS OF
                                                                                                       DOLLARS)
Customer and dealer allowances and claims........................................              $2,865            $2,660
Employee compensation and benefits...............................................               2,158             2,477
Deferred revenue related to vehicles sold with guaranteed
   minimum resale values.........................................................               1,375             1,190
Other............................................................................               3,319             2,537
                                                                                               ------            ------
   Total.........................................................................              $9,717            $8,864
                                                                                               ======            ======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEBT
------------

     Debt consisted of the following:


                                                                              DECEMBER 31
                                                  ------------------------------------------------------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        INTEREST
                                                    MATURITY              RATE (1)
                                                  -----------     --------------------------
                                                      1997            1997        1996           1997          1996
                                                  -----------         ----        ----          ------       -------
                                                                                                   (IN MILLIONS OF
                                                                                                       DOLLARS)
Chrysler, excluding CFC:
     Short-term debt...........................                      8.0%          6.8%        $   490       $   419
     Long-term debt payable within one year....                                                     19            23
                                                                                               -------       -------
         Total debt payable within one year....                                                    509           442
                                                                                               -------       -------
     Debentures................................   2027 - 2097        7.4%         11.0%          1,588           265
     Notes and other debt......................   1999 - 2020       10.9%          9.2%            670         1,444
                                                                                               -------       -------
         Total long-term debt..................                                                  2,258         1,709
                                                                                               -------       -------
                Total..........................                                                  2,767         2,151
                                                                                               -------       -------
CFC:
     Short-term debt (primarily commercial
     paper)....................................                      5.6%          5.1%          3,351         2,795
     Long-term debt payable within one year....                                                  2,619         2,975
                                                                                               -------       -------
         Total debt payable within one year....                                                  5,970         5,770
                                                                                               -------       -------

     Senior notes and debentures...............   1999 - 2018        6.7%          6.9%          6,716         5,462
     Mortgage notes, capital leases and other..                                                     32            13
                                                                                               -------       -------
         Total long-term debt..................                                                  6,748         5,475
                                                                                               -------       -------

                Total..........................                                                 12,718        11,245
                                                                                               -------       -------
Total Chrysler:
     Total long-term debt......................                                                $ 9,006       $ 7,184
                                                                                               =======       =======
                Total debt.....................                                                $15,485       $13,396
                                                                                               =======       =======


------------------------
(1) The weighted-average interest rates include the effects of interest rate swap agreements.

     At December 31, 1997, aggregate annual maturities of consolidated debt were as follows (in millions of dollars): 1998 - $6,479; 1999 - $3,423; 2000 - $2,363; 2001 - $431; and 2002 - $470.

     In December 1996, Chrysler extinguished $550 million, or 50 percent, of the outstanding principal amount of its Auburn Hills Trust Guaranteed Exchangeable Certificates Due 2020 (the "Certificates") at a cost of $859 million. The extinguishment of the Certificates resulted in an extraordinary after-tax loss of $191 million (net of income tax benefit of $118 million), or $0.26 per common share. At December 31, 1997, $550 million of the Certificates remained outstanding. The remaining Certificates outstanding are not redeemable prior to maturity and carry a current interest rate of 12 percent.

     Prior to 1997, CFC entered into currency exchange agreements to manage its exposure to fluctuations in currency exchange rates related to specific borrowings denominated in currencies other than the local currency of the borrowing entity. As a result, such borrowings were translated in the consolidated balance sheet at the rates of exchange established under the related currency exchange agreement. The reported amount of such borrowings was $105 million at December 31, 1996. If CFC had not entered into currency exchange agreements, the amount would have been $52 million higher at December 31, 1996.

     To mitigate risks associated with changing interest rates on certain of its debt, CFC has entered into interest rate swap agreements. CFC manages exposure to counterparty credit risk by entering into such agreements only with highly rated institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of interest rate swap agreements on interest expense was immaterial in 1997, 1996 and 1995.

ITEM 8.    FINANCIAL STATEMENTS AND                         PART II -- CONTINUED
           ------------------------
           SUPPLEMENTARY DATA -- CONTINUED
           -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  DEBT -- CONTINUED
--------------------------

     The following table summarizes CFC's interest rate derivatives related to its debt and securitizations:


                                                                                           NOTIONAL AMOUNTS
                                                                                            OUTSTANDING AND
                                                                                            WEIGHTED-AVERAGE
                                                                                                RATES
                                                                                        -------------------------
                                                                                             DECEMBER 31
                                                                                        -------------------------
                                                   VARIABLE          MATURING
UNDERLYING FINANCIAL INSTRUMENTS                 RATE INDICES        THROUGH               1997             1996
---------------------------------------          ------------      -------------        -----------      ---------
                                                                                             (IN MILLIONS OF
                                                                                                DOLLARS)
  PAY FIXED INTEREST RATE SWAPS
     Short-term notes.....................                           1998                 $  250             $  250
        Weighted-average pay rate.........                                                   9.1%               9.1%
        Weighted-average receive rate.....      Money Market                                 5.7%               5.6%

     Senior notes and debentures..........                           2000                 $1,055             $  369
        Weighted-average pay rate.........                                                   5.9%               5.4%
        Weighted-average receive rate.....        LIBOR                                      5.9%               4.4%

  RECEIVE FIXED INTEREST RATE SWAPS
     Senior notes and debentures..........                           2012                 $  508             $1,436
        Weighted-average pay rate.........        LIBOR                                      6.0%               8.1%
        Weighted-average receive rate.....                                                   7.0%               9.0%

  VARIABLE INTEREST RATE SWAPS
     Senior notes and debentures/
     securitizations......................                           2000                 $1,616             $1,611
        Weighted-average pay rate.........        LIBOR                                      5.8%               5.5%
        Weighted-average receive rate.....    Federal Funds                                  5.8%               5.6%


     CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1998 and a $6 billion facility expiring in April 2002. Neither of the revolving credit facilities was drawn upon at December 31, 1997.

     At December 31, 1997, Chrysler (excluding CFC) had a $2.6 billion revolving credit agreement which expires in April 2002. The revolving credit agreement was not drawn upon at December 31, 1997.

NOTE 8.  INCOME TAXES
---------------------

     Earnings before income taxes, extraordinary item and the cumulative effect of a change in accounting principle were attributable to the following sources:

                                                                              YEAR ENDED DECEMBER 31
                                                                         --------------------------------
                                                                          1997         1996         1995
                                                                         ------       ------       ------
                                                                             (IN MILLIONS OF DOLLARS)
United States................................................            $3,853       $5,631       $3,179
Foreign......................................................               704          461          270
                                                                         ------       ------       ------
     Total...................................................            $4,557       $6,092       $3,449
                                                                         ======       ======       ======

     The provision for income taxes included in the consolidated statement of earnings was as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                         --------------------------------
                                                                          1997         1996         1995
                                                                         ------       ------       ------
                                                                            (IN MILLIONS OF DOLLARS)
Provision for income taxes before extraordinary item
  and the cumulative effect of a change in accounting
  principle..................................................            $1,752       $2,372       $1,328
Income tax benefit of the extraordinary item.................                --         (118)          --
Income tax benefit of the cumulative effect of a change
  in accounting principle....................................                --           --          (59)
                                                                         ------        -----       ------
     Total...................................................            $1,752       $2,254       $1,269
                                                                         ======       ======       ======

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES -- CONTINUED
----------------------------------

                                                                                      YEAR ENDED DECEMBER 31
                                                                         ---------------------------------------------
                                                                             1997             1996              1995
                                                                         -----------      -----------       ----------
                                                                                    (IN MILLIONS OF DOLLARS)
Currently payable:
    United States...................................................        $1,134           $  963            $  879
    Foreign.........................................................           167               52                63
    State and local.................................................           172              119               200
                                                                            ------           ------            ------
                                                                             1,473            1,134             1,142
                                                                            ------           ------            ------
Deferred:
    United States...................................................           187              883               116
    Foreign.........................................................            48               76                48
    State and local.................................................            44              161               (37)
                                                                            ------           ------            ------
                                                                               279            1,120               127
                                                                            ------           ------            ------
       Total........................................................        $1,752           $2,254            $1,269
                                                                            ======           ======            ======


     Chrysler does not provide for U.S. income taxes or foreign withholding taxes on $2.6 billion in cumulative undistributed earnings of foreign subsidiaries because these earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liability for these undistributed foreign earnings.

     A reconciliation of income taxes determined using the statutory U.S. rate of 35 percent to actual income taxes provided was as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                         --------------------------------
                                                                          1997         1996         1995
                                                                         ------       ------       ------
                                                                             (IN MILLIONS OF DOLLARS)
Tax at U.S. statutory rate.........................................      $1,595       $2,132       $1,207
State and local taxes, net of federal tax benefit..................         150          197          116
Adjustments to reflect assessment of realizability of
     deferred tax assets...........................................          --           --          (29)
Other..............................................................           7           43           34
                                                                         ------       ------       ------
  Provision for income taxes before extraordinary item and the
     cumulative effect of a change in accounting principle.........      $1,752       $2,372       $1,328
                                                                         ======       ======       ======
     Effective income tax rate.....................................        38.4%        38.9%        38.5%
                                                                         ======       ======       ======

     The tax-effected temporary differences and carryforwards which comprised deferred tax assets and liabilities were as follows:


                                                               DECEMBER 31, 1997             DECEMBER 31, 1996
                                                      -----------------------------    -------------------------------
                                                        DEFERRED         DEFERRED        DEFERRED            DEFERRED
                                                       TAX ASSETS     TAX LIABILITIES   TAX ASSETS        TAX LIABILITIES
                                                      -----------     ----------------  -----------     ----------------
                                                                             (IN MILLIONS OF DOLLARS)
Nonpension postretirement benefits...............          $3,386            $   --           $3,251            $   --
Pensions.........................................              10             1,810               14             1,911
Accrued expenses.................................           3,283                --            2,692                 2
Lease transactions...............................              --             1,980               --             1,828
Depreciation.....................................              --             2,323               --             2,056
Prepaid employee benefits........................              --               762               --               394
Tax credit carryforwards.........................             181                --              211                --
Alternative minimum tax credit carryforwards.....             101                --              107                --
State and local taxes............................             105               141              105               129
Net operating loss ("NOL") carryforwards.........              16                --               42                --
Other............................................             120               996              160               845
                                                           ------            ------           ------            ------
                                                            7,202             8,012            6,582             7,165
Valuation allowance..............................              (8)               --               (8)               --
                                                           ------            ------           ------            ------
   Total.........................................          $7,194            $8,012           $6,574            $7,165
                                                           ======            ======           ======            ======



ITEM 8. FINANCIAL STATEMENTS AND                         PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES -- CONTINUED
----------------------------------

     Chrysler's tax credit carryforwards expire at various dates through the year 2011 and alternative minimum tax credit carryforwards have no expiration dates. NOL carryforwards totaled $52 million at December 31, 1997, of which $25 million may be used through the year 2002, and $27 million of which have no expiration date. The valuation allowance was principally related to subsidiaries' NOL carryforwards. Changes in the valuation allowance were as follows:

                                                                                          YEAR ENDED DECEMBER 31
                                                                                -----------------------------------------
                                                                                 1997             1996              1995
                                                                                -----            ------             -----
                                                                                         (IN MILLIONS OF DOLLARS)
Balance at beginning of year ...................................                 $  8              $  3             $  77
Utilization of NOL carryforwards................................                   --                --               (45)
Adjustments to reflect assessment of realizability of
     deferred tax assets........................................                   --                --               (29)
Other...........................................................                   --                 5                --
                                                                                 ----              ----             -----
Balance at end of year..........................................                 $  8              $  8             $   3
                                                                                 ====              ====             =====


NOTE 9. COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

ENVIRONMENTAL MATTERS

     Chrysler is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against Chrysler concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which Chrysler may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. Chrysler establishes reserves for these environmental matters when a loss is probable and reasonably estimable. Chrysler's reserves for these environmental matters totaled $231 million and $238 million as of December 31, 1997 and 1996, respectively. It is reasonably possible that the final resolution of some of these matters may require Chrysler to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any resulting adjustment should not materially affect its consolidated financial position.

VOLUNTARY SERVICE ACTIONS AND RECALL ACTIONS

     Chrysler periodically initiates voluntary service actions and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles it sells. Chrysler establishes reserves for product warranty, including the estimated cost of these service and recall actions, when the related sale is recognized. The estimated future costs of these actions is based primarily on prior experience. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action, and the nature of the corrective action which may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require Chrysler to make expenditures, in excess of

ITEM 8. FINANCIAL STATEMENTS AND
        ------------------------                        PART II -- CONTINUED
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------


               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES -- CONTINUED
---------------------------------------------------

VOLUNTARY SERVICE AND RECALL ACTIONS -- CONTINUED

established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on Chrysler's consolidated operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, Chrysler believes that any such adjustment should not materially affect its consolidated financial position.

OTHER MATTERS

     The majority of Chrysler's lease payments are for operating leases. At December 31, 1997, Chrysler had the following minimum rental commitments under operating leases with noncancelable lease terms in excess of one year (in millions of dollars): 1998 - $225; 1999 - $165; 2000 - $125; 2001 - $65; 2002 -
$51; and 2003 and thereafter - $184. Future minimum lease commitments have not been reduced by minimum sublease rentals of $180 million due in the future under noncancelable subleases.

     Rental expense under operating leases was $469 million, $470 million and $436 million in 1997, 1996 and 1995, respectively. Sublease rentals of $54 million, $58 million and $58 million were received in 1997, 1996 and 1995, respectively.

     At December 31, 1997, Chrysler had commitments for capital expenditures, including commitments for assets currently under construction, totaling approximately $1.3 billion.

     At December 31, 1997, Chrysler had guaranteed obligations of others in the amount of $113 million, none of which were secured by collateral.

NOTE 10. STOCK-BASED AND PROFIT-BASED COMPENSATION
---------------------------------------------------

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

     Chrysler accounts for stock option grants and awards under its two stock-based compensation plans in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options have exercise prices of not less than the market value of Chrysler common stock at the date of grant. However, compensation cost was recognized for performance-based stock unit awards ("Performance Shares") since the awards have no exercise price. Compensation cost recognized for Performance Share awards was $20 million, $30 million and $19 million for 1997, 1996 and 1995, respectively.

     If compensation cost for stock option grants and Performance Share awards had been determined based on fair value at the grant dates for 1997, 1996 and 1995 in accordance with SFAS No. 123, the pro forma effects on Chrysler's consolidated net earnings and earnings per share would not have been material.

     As required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and Performance Share awards beginning in 1995. Since Chrysler's fixed stock option grants do not vest, except upon retirement from Chrysler, compensation cost is recognized over the expected life of the option (i.e., five years). In addition, Performance Share awards are recognized over performance cycles of two to three years. Therefore, the pro forma amounts for compensation cost may not be indicative of the effects on net earnings and earnings per share for future years.

ITEM 8. FINANCIAL STATEMENTS AND                          PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK-BASED AND PROFIT-BASED COMPENSATION - CONTINUED
---------------------------------------------------------------

Fixed Stock Option Compensation Plans
-------------------------------------
     In accordance with Chrysler's stock-based compensation plans, Chrysler may grant stock options, stock appreciation rights and other stock-related incentives to officers, executives and nonemployee directors of Chrysler.

     Outstanding options, consisting of ten-year nonqualified stock options, become exercisable on up to 40 percent, 70 percent and 100 percent of the shares after one year, two years and three years, respectively, from the date of grant. The outstanding options do not vest, except upon retirement from Chrysler, and are contingent upon continued employment during the applicable ten-year period. Shares available for granting options at the end of 1997, 1996 and 1995 were
30.9 million, 11.6 million and 22.4 million, respectively.

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                                            1997              1996             1995
                                                          --------         ---------         -------
     Dividend yield.................................        4.7%              4.8%             4.8%
     Expected volatility............................         26%               31%              36%
     Risk-free interest rate........................        6.2%              6.7%             5.8%
     Expected lives (in years)......................          5                 5                5


     A summary of the status of fixed stock option grants under Chrysler's stock-based compensation plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below (shares in millions):

                                                  1997                             1996                           1995
                                      -----------------------------    ----------------------------    ----------------------------
                                        SHARES                          SHARES                         SHARES
                                         UNDER       WEIGHTED-AVG.      UNDER        WEIGHTED-AVG.     UNDER        WEIGHTED-AVG.
                                         OPTION      EXERCISE PRICE     OPTION       EXERCISE PRICE    OPTION       EXERCISE PRICE
                                      ----------     --------------    -------       --------------    ------       ---------------
Outstanding at beginning of year.....     28.5          $23.68           29.4           $19.40           26.2         $15.61
Granted..............................     10.1           33.72            9.2            28.66            7.3          24.42
Exercised............................     (7.8)          20.92           (7.2)           16.11           (3.7)         10.58
Forfeited............................     (0.1)          26.70           (2.9)           14.79           (0.4)         14.56
                                         -----                          -----                           -----
Outstanding at end of year...........     30.7           27.71           28.5            23.68           29.4          19.40
                                         =====                          =====                           =====

Options exercisable at year end .....     13.4          $23.43           13.3           $20.12           17.0         $17.20
Weighted-average fair value of
  options granted during the year....    $6.79                          $6.87                           $6.49


     The following table summarizes information about fixed stock options outstanding at December 31, 1997 (shares in millions):

                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                               ---------------------------------------------   -----------------------------------
                                  SHARES                                            SHARES
             RANGE OF             UNDER    WEIGHTED-AVG.    WEIGHTED-AVG.           UNDER          WEIGHTED-AVG.
         EXERCISE PRICES          OPTION   REMAINING LIFE   EXERCISE PRICE          OPTION         EXERCISE PRICE
     ---------------------     ---------  ---------------   ----------------   ------------------  ---------------
       $5.87  to   $20.00          1.8          3.1 years       $10.16                 1.8          $10.16
       20.01  to    25.00         10.2          6.3              23.99                 8.1           23.88
       25.01  to    30.00          8.1          7.9              28.48                 2.9           28.45
       30.01  to    35.00         10.2          8.8              33.56                 0.5           32.38
       35.01  to    37.25          0.4          4.7              35.70                 0.1           35.35
                                  ----                                                ----
       $5.87  to   $37.25         30.7          7.3              27.71                13.4           23.43
                                  ====                                                ====


ITEM 8. FINANCIAL STATEMENTS AND                           PART II -- CONTINUED
        ------------------------

        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED AND PROFIT-BASED COMPENSATION -- CONTINUED
----------------------------------------------------------------

PERFORMANCE-BASED STOCK COMPENSATION PLAN
------------------------------------------
     Chrysler's stock-based compensation plans also provide for the awarding of Performance Shares, which reward attainment of performance objectives. Performance Shares are awarded at the commencement of a performance cycle (two to three years) to each eligible executive (officers and a limited number of senior executives). At the end of each cycle, participants may earn no Performance Shares or a number of Performance Shares, ranging from a set minimum to a maximum of 150 percent of the award for that cycle, as determined by a committee of the Board of Directors based on Chrysler's performance in relation to the performance goals established at the beginning of the performance cycle.

     Under SFAS No. 123, the fair value of each Performance Share award is estimated at the date of grant based on the market value of a share of Chrysler common stock on the date of grant.

     Unearned Performance Share awards outstanding as of December 31, 1997, 1996 and 1995 were 0.9 million, 0.8 million and 1.1 million, respectively. As of December 31, 1997, the 0.9 million Performance Share awards outstanding have a weighted-average remaining life of 1.6 years.

PROFIT-BASED COMPENSATION

     Chrysler has programs under which additional incentive compensation and profit sharing is paid to certain hourly and salaried employees based primarily on Chrysler's profitability.

ITEM 8. FINANCIAL STATEMENTS AND                           PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY
------------------------------

     Information with respect to shareholders' equity was as follows (shares in millions):


                                                                                      YEAR ENDED DECEMBER 31
                                                                             ------------------------------------------
                                                                                 1997           1996            1995
                                                                             -----------     ----------      ----------
                                                                                      (IN MILLIONS OF DOLLARS)
PREFERRED STOCK:
     Balance at beginning of year.................................               $     *         $     *        $     2
         Conversions into common stock............................                     *               *             (2)
                                                                                 -------         -------        -------
     Balance at end of year.......................................               $     *         $     *        $     *
                                                                                 =======         =======        =======

COMMON STOCK:
     Balance at beginning of year.................................               $   822         $   408        $   364
         Effect of two-for-one stock split........................                    --             410             --
         Conversions of preferred stock...........................                     1               4             44
                                                                                 -------         -------        -------
     Balance at end of year.......................................               $   823         $   822        $   408
                                                                                 =======         =======        =======

ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of year.................................               $ 5,129         $ 5,506        $ 5,536
         Effect of two-for-one stock split........................                    --            (410)            --
         Conversions of preferred stock...........................                    (1)             (4)           (42)
         Shares issued under employee benefit plans...............                   103              37             12
                                                                                 -------         -------        -------
     Balance at end of year.......................................               $ 5,231         $ 5,129        $ 5,506
                                                                                 =======         =======        =======

RETAINED EARNINGS:
     Balance at beginning of year.................................               $ 8,829         $ 6,280        $ 5,006
         Net earnings.............................................                 2,805           3,529          2,025
         Dividends declared.......................................                (1,076)         (1,016)          (777)
         Adjustment of additional minimum pension liability.......                     3              24            (42)
         Net unrealized gains (losses) on investments
              in certain debt and equity securities...............                    11             (23)            44
         Other adjustments........................................                    33              35             24
                                                                                 -------         -------        -------
     Balance at end of year.......................................               $10,605         $ 8,829        $ 6,280
                                                                                 =======         =======        =======

TREASURY STOCK:
     Balance at beginning of year.................................               $(3,209)        $(1,235)       $  (214)
         Shares of common stock repurchased (1997 - 63;
              1996 - 66 and 1995 - 23 (on a pre-split basis)).....                (2,130)         (2,041)        (1,047)
         Shares issued under employee benefit plans (1997 - 8;
              1996 - 7 and 1995 - 2 (on a pre-split basis)).......                    42              67             26
                                                                                 -------         -------        -------
     Balance at end of year.......................................               $(5,297)        $(3,209)       $(1,235)
                                                                                 =======         =======        =======

-----------------------
*  Less than $1 million


     In May 1996, Chrysler declared a two-for-one stock split in the form of a 100 percent stock dividend. All per-share data and the average common and dilutive equivalent shares outstanding have been adjusted to reflect this stock split for all periods presented. The number of common shares issued, outstanding and held in treasury for 1996 has been adjusted to reflect this stock split. In addition, the par value of the new shares issued as a result of the two-for-one stock split has been transferred from additional paid-in capital to common stock. Additional paid-in capital, common stock balances and common shares issued, outstanding and held in treasury for 1995 have not been restated for the two-for-one stock split.

     During 1997, Chrysler repurchased 63 million shares of its common stock at a cost of $2.1 billion. Chrysler plans to repurchase an additional $1.8 billion of its common stock in 1998 as part of a $2 billion repurchase plan which began in November 1997. The planned 1998 common stock repurchases are subject to market and general economic conditions. Since beginning its common stock repurchase program in 1995, Chrysler has repurchased 175 million shares of its common stock at a cost of $5.2 billion.

ITEM 8. FINANCIAL STATEMENTS AND                      PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREHOLDERS' EQUITY - CONTINUED
------------------------------------------

     As of December 31, 1997, 15,336 shares of Series A Convertible Preferred Stock ("Preferred Stock") were outstanding and convertible into 0.9 million shares of Chrysler common stock. The annual dividend on the Preferred Stock is $46.25 per share. The Preferred Stock is convertible at a rate (subject to adjustment in certain events) of 55.56 shares of common stock for each share of Preferred Stock. The Preferred Stock is redeemable at Chrysler's option, in whole or in part, at $518.50 per share of Preferred Stock for the period ending December 31, 1998, and thereafter declining ratably annually to $500.00 per share after December 31, 2001, plus accrued and unpaid dividends.

     In February 1988, the Board of Directors declared and distributed a dividend of one Preferred Share Purchase Right (a "Right") for each then outstanding share of Chrysler's common stock and authorized the distribution of one Right with respect to each subsequently issued share of common stock. Each Right, as most recently amended and as adjusted to reflect the May 1996 two-for-one stock split, entitles a shareholder to purchase one two-hundredth of a share of Junior Participating Cumulative Preferred Stock of Chrysler at a price of $60. The Rights are attached to the common stock and are not represented by separate certificates or exercisable until the earliest to occur of (i) 10 days following the time (the "Stock Acquisition Time") of a public announcement or communication to Chrysler that a person or group of persons has acquired or obtained the right to acquire 15 percent or more of Chrysler's outstanding common stock, other than as a result of a "Qualifying Offer"- an all-cash, fully-financed tender offer for all shares of Chrysler's common stock that is held open for at least 60 business days and is accompanied by an investment banker's fairness opinion-- and (ii) 10 business days after a person or group of persons announces or commences a tender offer that would result, if successful, in the bidder owning 15 percent or more of Chrysler's outstanding common stock, other than as a result of a Qualifying Offer. If the acquiring person or group acquires 15 percent or more of the common stock (except pursuant to a tender offer made for all of Chrysler's common stock, and determined by Chrysler's independent directors to be fair and in the best interests of Chrysler and its shareholders), then each Right (other than those held by the acquiror) will entitle its holder to buy, for $60, a number of shares of Chrysler's common stock having a market value of $120. Similarly, if after the Stock Acquisition Time, Chrysler is acquired in a merger or other business combination and is not the surviving corporation, or 50 percent or more of its assets, cash flow or earning power is sold, each Right (other than those held by the surviving or acquiring company) will entitle its holder to purchase, for $60, shares of the surviving or acquiring company having a market value of $120. Chrysler's directors may redeem the Rights at $0.025 per Right, and may amend the Rights or extend the time during which the Rights may be redeemed, only prior to the Stock Acquisition Time. Additionally, at any time after a person or group acquires 15 percent or more, but less than 50 percent, of Chrysler's common stock, Chrysler's directors may exchange the Rights (other than those held by the acquiror), in whole or in part, at an exchange ratio of one share of common stock (or a fractional share of preferred stock with equivalent voting rights) per Right. The Rights will expire on February 22, 1998.

     Of the 1.0 billion shares of authorized common stock at December 31, 1997, 64 million shares were reserved for issuance under Chrysler's various employee benefit plans and the conversion of the Preferred Stock.

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

     Contributions to the pension trust fund for U.S. plans are in compliance with the Employee Retirement Income Security Act of 1974, as amended. All pension trust fund assets and income accruing thereon are used solely to pay pension benefits and administer the plans. Chrysler contributed $74 million, $941 million and $838 million to the pension funds during 1997, 1996 and 1995, respectively.

     At December 31, 1997, plan assets were invested in a diversified portfolio that consisted primarily of debt and equity securities, including 2.1 million shares of Chrysler common stock with a market value of $73 million. During 1997, dividends of $6 million were received on Chrysler common stock.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        ------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
------------------------------------------------------------

     The components of pension expense were as follows:


                                                                       YEAR ENDED DECEMBER 31
                                       ---------------------------------------------------------------------------------------
                                                 1997                          1996                          1995
                                       ---------------------------   --------------------------    ---------------------------
                                                  NON-                          NON-                          NON-
                                         U.S.     U.S.                U.S.      U.S.                  U.S.    U.S.
                                        PLANS     PLANS    TOTAL      PLANS     PLANS     TOTAL      PLANS    PLANS     TOTAL
                                       -------   -------  --------   -------  ---------  ------    -------- --------  --------
                                                                       (IN MILLIONS OF DOLLARS)
Service cost - benefits earned
  during the year...............     $   278     $  33   $   311     $   305   $    29   $   334   $   233   $  20   $   253
Interest on projected benefit
  obligation....................         991       102     1,093         915        99     1,014       903      90       993
Return on plan assets:
  Actual return.................      (2,677)     (271)   (2,948)     (1,953)     (249)   (2,202)   (2,572)   (168)   (2,740)
  Deferred gain.................       1,288       155     1,443         687       139       826     1,465      67     1,532
                                     -------     -----   -------     -------   -------   -------   -------   -----   -------
  Expected return...............      (1,389)     (116)   (1,505)     (1,266)    (110)    (1,376)   (1,107)   (101)   (1,208)
Net amortization and
  other.........................         387        67       454         523       62        585       328      39       367
                                     -------     -----   -------     -------   ------    -------   -------   -----   -------
     Total......................     $   267     $  86   $   353     $   477   $   80    $   557   $   357   $  48   $   405
                                     =======     =====   =======     =======   ======    =======   =======   =====   =======

     Pension expense is determined using assumptions at the beginning of the year. The projected benefit obligation ("PBO") is determined using the assumptions at the end of the year. Assumptions used to determine pension expense and the PBO were:


                                                                          DECEMBER 31
                                         -----------------------------------------------------------------------------------
                                                     U.S. PLANS                               NON-U.S. PLANS
                                         --------------------------------------      ---------------------------------------
                                         1997        1996       1995       1994       1997       1996       1995       1994
                                         ----        ----       ----       ----       ----       ----       ----       ----
Discount rate...................         6.75%      7.25%      7.00%      8.63%      6.50%      7.50%      8.25%      9.75%
Rate of increase in future
     compensation levels........         6.00%      6.00%      6.00%      6.00%      6.00%      6.00%      6.00%      6.00%
Long-term rate of return on
     plan assets................        10.00%     10.00%     10.00%     10.00%      9.00%      9.00%      9.00%      9.00%


     The decrease in the discount rate for U.S. Plans from 7.25 percent as of December 31, 1996, to 6.75 percent as of December 31, 1997, resulted in a $708 million increase in the PBO at December 31, 1997, and is expected to result in a $38 million increase in 1998 pension expense.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        ------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
------------------------------------------------------------

     The following table presents a reconciliation of the funded status of the plans with amounts recognized in the consolidated balance sheet:



                                                                                DECEMBER 31, 1997
                                                  ------------------------------------------------------------------------
                                                             U.S. PLANS                    NON-U.S. PLANS
                                                  ------------------------------   -----------------------------
                                                    ASSETS    ACCUM.                ASSETS    ACCUM.
                                                    EXCEED   BENEFITS               EXCEED   BENEFITS
                                                    ACCUM.    EXCEED       U.S.     ACCUM.    EXCEED    NON-U.S.
                                                   BENEFITS   ASSETS      TOTAL    BENEFITS   ASSETS     TOTAL     TOTAL
                                                  ---------- --------   --------  ---------- --------   --------  --------
                                                                           (IN MILLIONS OF DOLLARS)
Actuarial present value of benefits:
   Vested........................................   $ 11,967   $  395    $12,362   $ 1,506       $  1   $ 1,507   $ 13,869
   Nonvested.....................................      2,352       81      2,433        31          1        32      2,465
                                                    --------   ------    -------   -------       ----   -------   --------
Accumulated benefit obligation...................     14,319      476     14,795     1,537          2     1,539     16,334
Effect of projected future salary increases......        387        6        393        22          4        26        419
                                                    --------   ------    -------   -------       ----   -------   --------
PBO..............................................     14,706      482     15,188     1,559          6     1,565     16,753
Plan assets at fair value........................     16,850      328     17,178     1,665          2     1,667     18,845
                                                    --------   ------    -------   -------       ----   -------   --------
PBO less than/(in excess of) plan assets.........      2,144     (154)     1,990       106         (4)      102      2,092
Unrecognized net loss/(gain).....................        (80)      38        (42)      430          1       431        389
Unrecognized prior service cost..................      1,695      147      1,842       137         --       137      1,979
Unamortized net obligation at date of adoption...        570        1        571         5         --         5        576
Adjustment required to recognize
   minimum liability.............................         --     (183)      (183)       --         --        --       (183)
                                                    --------   ------    -------   -------       ----   -------   --------
Net prepaid pension asset/(liability) recognized
   in the consolidated balance sheet.............   $  4,329   $ (151)   $ 4,178   $   678       $ (3)  $   675   $  4,853
                                                    ========   ======    =======   =======       ====   =======   ========



                                                                                 DECEMBER 31, 1996
                                                    --------------------------------------------------------------------------
                                                              U.S. PLANS                     NON-U.S. PLANS
                                                    -------------------------------  --------------------------------
                                                     ASSETS      ACCUM.                ASSETS     ACCUM.
                                                     EXCEED     BENEFITS               EXCEED    BENEFITS
                                                     ACCUM.      EXCEED      U.S.      ACCUM.     EXCEED    NON-U.S.
                                                    BENEFITS     ASSETS     TOTAL     BENEFITS    ASSETS     TOTAL      TOTAL
                                                    --------   ---------   --------  ----------  --------   -------    -------
                                                                              (IN MILLIONS OF DOLLARS)
Actuarial present value of benefits:
   Vested.......................................... $ 11,055   $   336    $  11,391  $ 1,363   $    --   $  1,363   $   12,754
   Nonvested.......................................    2,270        91        2,361       28        --         28        2,389
                                                    --------   -------    ---------  -------   -------   --------   ----------
Accumulated benefit obligation.....................   13,325       427       13,752    1,391        --      1,391       15,143
Effect of projected future salary increases........      319         6          325       19        --         19          344
                                                    --------   -------    ---------  -------   -------   --------   ----------
PBO................................................   13,644       433       14,077    1,410        --      1,410       15,487
Plan assets at fair value..........................   15,107       279       15,386    1,481        --      1,481       16,867
                                                    --------   -------    ---------  -------   -------   --------   ----------
PBO less than/(in excess of) plan assets...........    1,463      (154)       1,309       71        --         71        1,380
Unrecognized net loss..............................      489        41          530      492        --        492        1,022
Unrecognized prior service cost....................    1,847       160        2,007      166        --        166        2,173
Unamortized net obligation at date of adoption           713         1          714        6        --          6          720
Adjustment required to recognize
   minimum liability...............................       --      (200)        (200)      --        --         --         (200)
                                                    --------   -------    ---------  -------   -------   --------   ----------
Net prepaid pension asset/(liability) recognized
   in the consolidated balance sheet............... $  4,512   $  (152)   $   4,360  $   735   $    --   $    735   $    5,095
                                                    ========   =======    =========  =======   =======   ========   ==========


     Included in Other noncurrent assets on the consolidated balance sheet as of December 31, 1997 and 1996, was noncurrent prepaid pension expense of $4.8 billion and $4.9 billion, respectively.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
-------------------------------------------------------------

NONPENSION POSTRETIREMENT BENEFITS

     Chrysler provides health and life insurance benefits to substantially all of its hourly and salaried employees and those of certain of its consolidated subsidiaries. Upon retirement from Chrysler, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically.

     The components of nonpension postretirement benefit expense were as follows:


                                                                                   YEAR ENDED DECEMBER 31
                                                                     -------------------------------------------------
                                                                         1997               1996               1995
                                                                     -------------      -------------       ----------
                                                                                   (IN MILLIONS OF DOLLARS)
     Benefits attributed to employees' service.................          $175               $191                $136
     Interest on accumulated nonpension
       postretirement benefit obligation.......................           654                671                 670
     Net amortization..........................................             6                 (5)                (48)
                                                                         ----               ----                ----
            Total..............................................          $835               $857                $758
                                                                         ====               ====                ====

     The following table reconciles the components of the accumulated nonpension postretirement benefit obligation with amounts recognized in the consolidated balance sheet:

                                                                                 DECEMBER 31
                                                                          --------------------------
                                                                          1997                1996
                                                                          --------          --------
                                                                           (IN MILLIONS OF DOLLARS)
     Accumulated nonpension postretirement benefit obligation
       ("ANPBO") attributable to:
       Retirees ............................................              $ 5,102             $4,976
       Active employees fully eligible for benefits.........                2,101              1,935
       Other active employees...............................                3,131              3,010
                                                                          -------             ------
         Total ANPBO........................................               10,334              9,921
       Unrecognized prior service cost......................                  (43)               (36)
       Unrecognized net loss................................                 (819)              (760)
                                                                          -------             ------
                Net Postretirement Benefit Obligation.......              $ 9,472             $9,125
                                                                          =======             ======

     Nonpension postretirement benefit expense is determined using assumptions at the beginning of the year. The ANPBO is determined using the assumptions at the end of the year. Assumptions used to determine nonpension postretirement benefit expense and the ANPBO for U.S. Plans were:


                                                                                           DECEMBER 31
                                                                         ---------------------------------------------
                                                                            1997                1996             1995
                                                                         ----------         -------------     --------
     Discount rate....................................................     6.75%               7.25%            7.00%
     Health care inflation rate in following (or "base") year.........     6.50%               7.00%            7.52%
     Ultimate health care inflation rate (2002) (1)...................     5.00%               5.00%            5.35%
     Average health care inflation rate (base year through 2002)           5.67%               5.36%            5.82%
     (1) Rate decreases annually through the year 2002................

     The decrease in the discount rate for U.S. Plans from 7.25 percent as of December 31, 1996, to 6.75 percent as of December 31, 1997, resulted in a $568 million increase in the ANPBO in 1997, and is expected to result in a $18 million increase in nonpension postretirement benefit expense in 1998.

     A one percentage point increase in the assumed health care inflation rate in each year would have increased the ANPBO at December 31, 1997, by $1.2 billion and would have increased the aggregate of the service and interest cost components of nonpension postretirement benefit expense in 1997 by $115 million.

VOLUNTARY EARLY RETIREMENT PROGRAMS

     During 1997, 1996 and 1995, the cost of voluntary early retirement programs, which are periodically offered to certain salaried and hourly employees, was $13 million, $97 million and $22 million, respectively, and is included in employee retirement benefit expense.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        ------------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE RETIREMENT AND OTHER BENEFITS -- CONTINUED
-------------------------------------------------------------

PREPAID EMPLOYEE BENEFITS

     In December 1997, Chrysler prepaid certain 1998 nonpension employee benefits by contributing $1.1 billion to a Voluntary Employees' Beneficiary Association ("VEBA") trust and other employee benefit plans. In December 1996, Chrysler prepaid certain 1997 nonpension employee benefits by contributing $1.1 billion to a VEBA trust and other employee benefit plans.

NOTE 13.  DISPOSITION OF ASSETS
-------------------------------

     During December 1997, Chrysler completed an initial public offering ("IPO") of its common stock interest in Dollar Thrifty Automotive Group, Inc. ("DTAG", formerly Pentastar Transportation Group, Inc.) for net proceeds of $387 million. The IPO of the common stock interest resulted in a pretax and after-tax gain of $73 million. The gain was deferred and will be recognized over the remaining term of the vehicle supply agreements with DTAG, which end in 2001. The tax effect on this transaction reflects the difference between the book and tax basis of Chrysler's stock interest in DTAG for which deferred taxes were not provided, in accordance with SFAS No. 109, "Accounting for Income Taxes." In addition, fourth-quarter 1997 earnings include the recognition of $97 million ($60 million after taxes) of previously deferred profits from the sale of vehicles from Chrysler to DTAG.

     In 1996, Chrysler committed to a plan of disposal for Thrifty, a subsidiary of DTAG, and recognized a $65 million pretax loss ($100 million after taxes) to write down Thrifty's carrying value to estimated fair value less cost to sell. The pretax loss is included in Costs, other than items below in the consolidated statement of earnings for 1996. The after-tax loss includes the effect of not being able to claim a tax deduction for the capital loss on Chrysler's investment in Thrifty.

     In 1996, Chrysler sold Electrospace Systems, Inc. ("ESI") and Chrysler Technologies Airborne Systems, Inc. ("CTAS") for net proceeds of $476 million. ESI and CTAS were engaged principally in the manufacture of defense electronics and aircraft modification, respectively, and represented substantially all of the operations of Chrysler Technologies Corporation ("CTC"), a wholly owned subsidiary of Chrysler. The sale resulted in a pretax gain of $101 million ($87 million after taxes). In the fourth quarter of 1996, Chrysler signed an agreement to sell Pentastar Electronics, Inc. ("PEI") for net proceeds of $17 million, which resulted in the recognition of a pretax loss of $77 million ($51 million after taxes) to write down PEI's carrying value to estimated fair value less cost to sell. PEI represented the remaining operations of CTC. The sale of PEI was completed on January 10, 1997. The pretax gain on the sale of ESI and CTAS and the pretax loss on the write-down of PEI are included in Costs, other than items below in the consolidated statement of earnings for 1996.

     Also in 1996, CFC sold certain nonautomotive assets for net proceeds of $225 million, which approximated the net book value of the assets.

NOTE 14.  SPECIAL PLANT PROVISION
---------------------------------

     In 1995, Chrysler recorded a $263 million provision ($162 million after taxes) for costs associated with production changes at its Newark assembly plant. Production of the all-new sport-utility vehicle, the Dodge Durango, began at the Newark assembly plant in the fall of 1997. The provision reflects the recognition of supplemental unemployment benefits, job security benefits and other related employee costs, and the write-down of certain equipment and tooling. The provision is included in Costs, other than items below in the consolidated statement of earnings for 1995.

NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     Supplemental disclosures to the consolidated statement of cash flows were as follows:

                                                                                       YEAR ENDED DECEMBER 31
                                                                                ---------------------------------------
                                                                                 1997           1996             1995
                                                                                ------        -------          --------
                                                                                        (IN MILLIONS OF DOLLARS)
Interest paid (net of amounts capitalized):
     Chrysler, excluding CFC.......................................             $  164       $  227               $105
     CFC...........................................................                791          788                847
Interest capitalized...............................................                194          156                204
Income taxes paid, net of refunds received.........................              1,230        1,206                944

     CFC acquired $1.0 billion and $250 million of asset-backed securities in non-cash transactions relating to the securitization of retail receivables during 1996 and 1995, respectively.

ITEM 8. FINANCIAL STATEMENTS AND                        PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

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

     Amounts related to Chrysler's financial instruments were as follows:

                                                                    DECEMBER 31, 1997             DECEMBER 31, 1996
                                                                ------------------------       ------------------------
                                                                CARRYING         FAIR          CARRYING          FAIR
                                                                 AMOUNT          VALUE          AMOUNT           VALUE
                                                                --------        --------       ---------        -------
                                                                             (IN MILLIONS OF DOLLARS)
BALANCE SHEET FINANCIAL INSTRUMENTS
     Marketable securities.................................       $ 2,950         $ 2,950        $ 2,594         $ 2,594
     Finance receivables and retained interests (1)........        10,948          10,941         10,353          10,315
     Debt..................................................        15,485          16,020         13,448          13,929
     Currency exchange agreements (2)......................          --              --               52              57

-------------------------
(1) The carrying value of finance receivables and retained interests excludes $2,570 million and $1,986 million of direct finance and leveraged leases classified as finance receivables in the consolidated balance sheet at December 31, 1997 and 1996, respectively.
(2) Currency exchange agreements are recorded on the consolidated balance sheet as a net reduction to the carrying value of debt.


                                                                    DECEMBER 31, 1997                DECEMBER 31, 1996
                                                               ---------------------------      --------------------------
                                                               CONTRACT OR      UNREALIZED      CONTRACT OR     UNREALIZED
                                                                NOTIONAL          GAINS/         NOTIONAL         GAINS/
                                                                 AMOUNT          (LOSSES)         AMOUNT         (LOSSES)
                                                               -----------      ----------      ------------    ---------
                                                                                   (IN MILLIONS OF DOLLARS)
OTHER FINANCIAL INSTRUMENTS
     Interest rate swaps
         With unrealized gains...........................         $  840           $  9            $1,246           $ 14
         With unrealized losses..........................          2,589            (13)            2,420            (22)
     Forward contracts...................................             --             --               520             (3)
     Currency forward contracts
         With unrealized gains...........................          1,824            121             2,028             90
         With unrealized losses..........................            720            (10)              680            (47)

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FINANCIAL INSTRUMENTS - CONTINUED
-------------------------------------------

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

Currency forward contracts
--------------------------

     The fair values of currency forward contracts were estimated based on quoted market prices for contracts of similar terms. Currency forward contracts are more fully described in Note 1.

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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE INFORMATION
---------------------------------------------------------------------

     Earnings per common share ("EPS") data were computed as follows:

                                                                                  YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------------
                                                                         1997              1996             1995
                                                                     -------------     -------------     -----------
                                                                           (IN MILLIONS OF DOLLARS AND SHARES,
                                                                            EXCEPT PER-COMMON-SHARE AMOUNTS)
Earnings before extraordinary item and cumulative
  effect of a change in accounting principle...................            $2,805           $3,720            $2,121
Less:  Preferred stock dividends...............................                (1)              (3)              (21)
                                                                           ------           ------            ------
Earnings before extraordinary item and cumulative effect
  of a change in accounting principle, net of preferred
  stock dividends..............................................            $2,804           $3,717            $2,100
                                                                           ======           ======            ======

Basic EPS:
----------
Weighted-average common shares outstanding.....................             675.5            730.3             748.4
                                                                           ======           ======            ======

Earnings before extraordinary item and cumulative effect
  of a change in accounting principle, net of preferred
  stock dividends..............................................            $ 4.15           $ 5.09            $ 2.81
                                                                           ======           ======            ======

Diluted EPS:
------------
Weighted-average common shares outstanding.....................             675.5            730.3             748.4
Shares issued on exercise of dilutive options..................              28.4             26.5              21.1
Shares purchased with proceeds of options......................             (21.6)           (19.1)            (14.0)
Shares applicable to convertible preferred stock...............               1.3              4.4              34.7
Shares contingently issuable...................................               1.7              1.7               1.5
                                                                           ------           ------            ------
Shares applicable to diluted earnings..........................             685.3            743.8             791.7
                                                                           ======           ======            ======

Earnings before extraordinary item and cumulative
  effect of a change in accounting principle...................            $ 4.09           $ 5.00            $ 2.68
                                                                           ======           ======            ======

     Unexercised employee stock options to purchase 0.3 million, 0.1 million and
0.2 million shares of Chrysler common stock as of December 31, 1997, 1996 and 1995, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of Chrysler common stock during the respective periods.

NOTE 18.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA
---------------------------------------------------

INDUSTRY SEGMENT DATA
---------------------

     Chrysler operates in two principal industry segments: Automotive Operations and Financial Services. The Automotive Operations of Chrysler includes the research, design, manufacture, assembly and sale of cars, trucks and related parts and accessories. Based on assets, revenues and earnings, Automotive Operations represent the majority of Chrysler's business activities. The Financial Services segment is comprised primarily of CFC, which is engaged principally in retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management. Prior to December 23, 1997, Chrysler participated in short-term vehicle rental activities through DTAG (the "Car Rental Operations"). See Note 13. Disposition of Assets. The Car Rental Operations represent less than 10 percent of revenues, operating profits and identifiable assets, and have been included in the Automotive segment. Chrysler's operations are conducted primarily in North America, including the United States, Canada and Mexico.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA - CONTINUED
---------------------------------------------------------------

     Information concerning operations by industry segment was as follows:



                                                                        AUTOMOTIVE         FINANCIAL
                                                                        OPERATIONS         SERVICES         CONSOLIDATED
                                                                       -----------      -----------         ------------
                                                                                   (IN MILLIONS OF DOLLARS)
DECEMBER 31, 1997
-----------------
Revenues:
     Unaffiliated customers.....................................            $58,656           $ 2,491        $61,147
     Intersegment...............................................                  6               226             --
                                                                            --------          -------        -------
Total revenues..................................................             58,662             2,717         61,147
Operating earnings..............................................              4,238               661          4,723
Interest expense................................................                342                --            166
Earnings before income taxes, extraordinary item and
     cumulative effect of a change in accounting principle......              3,896               661          4,557
Depreciation and special tools amortization.....................              2,506               190          2,696
Capital expenditures............................................              5,659             1,491          7,150
Identifiable assets.............................................             44,483            19,599         60,418
Liabilities.....................................................             36,485            16,235         49,056

DECEMBER 31, 1996
-----------------
Revenues:
     Unaffiliated customers.....................................            $59,006           $ 2,391        $61,397
     Intersegment...............................................                 15               160             --
                                                                            --------          -------        -------
Total revenues..................................................             59,021             2,551         61,397
Operating earnings..............................................              5,767               613          6,269
Interest expense................................................                288                --            177
Earnings before income taxes, extraordinary item and
     cumulative effect of a change in accounting principle......              5,479               613          6,092
Depreciation and special tools amortization.....................              2,194               118          2,312
Capital expenditures............................................              5,035               394          5,429
Identifiable assets.............................................             41,251            17,721         56,184
Liabilities.....................................................             33,028            14,373         44,613

DECEMBER 31, 1995
-----------------
Revenues:
     Unaffiliated customers....................................             $50,966           $ 2,229        $53,195
     Intersegment..............................................                  13               210             --
                                                                            --------          -------        -------
Total revenues.................................................              50,979             2,439         53,195
Operating earnings.............................................               3,202               522          3,550
Interest expense...............................................                 275                --            101
Earnings before income taxes, extraordinary item and
     cumulative effect of a change in accounting principle.....               2,927               522          3,449
Depreciation and special tools amortization....................               2,139                81          2,220
Capital expenditures...........................................               3,774               332          4,106
Identifiable assets............................................              38,358            17,835         53,756
Liabilities....................................................              30,701            14,533         42,797



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

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

              CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA -- CONTINUED
----------------------------------------------------------------

GEOGRAPHIC AREA DATA
--------------------

     Information concerning operations by principal geographic area was as follows:

                                                   UNITED                                      ADJMTS.
                                                   STATES        CANADA          OTHER        & ELIMS.     CONSOLIDATED
                                                   ------        ------          -----       ----------    ------------
                                                                         (IN MILLIONS OF DOLLARS)
DECEMBER 31, 1997
-----------------
Revenues:
     Unaffiliated customers.................       $52,006       $ 4,950         $4,191        $  --             $61,147
     Transfers between geographic areas.....        10,210         7,150          4,923         (22,283)              --
                                                   -------       -------         ------        --------          -------
Total revenues..............................        62,216        12,100          9,114         (22,283)          61,147
Earnings before income taxes, extraordinary
     item and cumulative effect of a change
     in accounting principle................         3,853           264            440           --               4,557
Identifiable assets.........................        50,401         6,754          3,263           --              60,418
Net assets..................................         8,080         1,613          1,669           --              11,362

DECEMBER 31, 1996
-----------------
Revenues:
     Unaffiliated customers.................       $53,171       $ 4,446         $3,780        $  --             $61,397
     Transfers between geographic areas.....        10,540         7,999          5,121         (23,660)              --
                                                   -------       --------        ------        --------          -------
Total revenues..............................        63,711        12,445          8,901         (23,660)          61,397
Earnings before income taxes, extraordinary
     item and cumulative effect of a change
     in accounting principle................         5,631           224            237           --               6,092
Identifiable assets.........................        47,843         5,497          2,844           --              56,184
Net assets..................................         8,847         1,435          1,289           --              11,571

DECEMBER 31, 1995
-----------------
Revenues:
     Unaffiliated customers.................      $ 47,289       $ 3,834         $2,072        $  --             $53,195
     Transfers between geographic areas.....         6,888         5,913          2,919         (15,720)              --
                                                  --------       -------         ------        --------          -------
Total revenues..............................        54,177         9,747          4,991         (15,720)          53,195
Earnings before income taxes, extraordinary
     item and cumulative effect of a change
     in accounting principle................         3,179            78            192           --               3,449
Identifiable assets.........................        46,794         4,531          2,431           --              53,756
Net assets..................................         8,411         1,310          1,238           --              10,959


     Transfers between geographic areas are based on prices negotiated between the buying and selling locations.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        ------------------------------



[DELOITTE & TOUCHE LLP  LETTERHEAD]

---------------------------------------------------------
Suite 900                       Telephone: (313) 396-3000
600 Renaissance Center
Detroit, Michigan  48243-1704

INDEPENDENT AUDITORS' REPORT

Shareholders And Board Of Directors
Chrysler Corporation
Auburn Hills, Michigan

We have audited the accompanying consolidated balance sheet of Chrysler Corporation and consolidated subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Corporation and consolidated subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, in 1995 the Company changed its method of accounting for sales of vehicles for which it has guaranteed a minimum resale value.





January 22, 1998

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------


                                                                   CONFORMED


         MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING
         -----------------------------------------------------------

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




R. J. Eaton                                       G. C. Valade
-------------------------------                   ----------------------------------
R. J. EATON                                       G. C. VALADE
Chairman of the Board and                         Executive Vice President and
Chief Executive Officer                           Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                       SUPPLEMENTAL INFORMATION
                                                       ------------------------

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)


                                                FIRST QUARTER       SECOND QUARTER         THIRD QUARTER          FOURTH QUARTER
                                              -----------------   -------------------    ------------------     ------------------
                                              1997       1996      1997(1)    1996(2)    1997(3)    1996(4)     1997(5)    1996(6)
                                             -------    -------    -------    -------    -------    -------     -------    -------
                                                          (IN MILLIONS OF DOLLARS EXCEPT PER-COMMON-SHARE DATA)

Sales of manufactured products.........      $15,156    $14,044    $13,393    $14,858    $12,101    $13,396     $16,336    $15,289
Finance, insurance & other
   revenues............................          960        912        995        981      1,075        960       1,131        957
                                             -------    -------    -------    -------    -------    -------     -------    -------
      Total revenues...................       16,116     14,956     14,388     15,839     13,176     14,356      17,467     16,246
      Total expenses...................       14,412     13,286     13,577     14,119     12,450     13,245      16,151     14,655
                                             -------    -------    -------    -------    -------    -------     -------    -------
Earnings before income taxes
   and extraordinary item..............        1,704      1,670        811      1,720        726      1,111       1,316      1,591
Provision for income taxes.............          675        665        328        683        285        431         464        593
                                             -------    -------    -------    -------    -------    -------     -------    -------
Earnings before extraordinary item.....        1,029      1,005        483      1,037        441        680         852        998
Extraordinary item - Loss on early
     extinguishment of debt............           --         --         --         --         --         --          --       (191)
                                             -------    -------    -------    -------    -------    -------     -------    -------
        Net earnings...................      $ 1,029    $ 1,005    $   483    $ 1,037    $   441    $   680     $   852    $   807
Preferred stock dividends..............           --          1          1          1         --          1          --         --
                                             -------    -------    -------    -------    -------    -------     -------    -------
Net earnings on common stock...........      $ 1,029    $ 1,004    $   482    $ 1,036    $   441    $   679     $   852    $   807
                                             =======    =======    =======    =======    =======    =======     =======    =======

BASIC EARNINGS PER COMMON SHARE*:
Earnings before extraordinary item.....      $  1.47    $  1.33    $  0.71    $  1.40    $  0.66    $  0.94     $  1.30    $  1.41
Extraordinary item.....................           --         --         --         --         --         --          --      (0.27)
                                             -------    -------    -------    -------    -------    -------     -------    -------
Net earnings per common share..........      $  1.47    $  1.33    $  0.71    $  1.40    $  0.66    $  0.94     $  1.30    $  1.14
                                             =======    =======    =======    =======    =======    =======     =======    =======

DILUTED EARNINGS PER COMMON SHARE*:
Earnings before extraordinary item.....      $  1.45    $  1.31    $  0.70    $  1.38    $  0.65    $  0.93     $  1.28    $  1.38
Extraordinary item.....................           --         --         --         --         --         --          --      (0.26)
                                             -------    -------    -------    -------    -------    -------     -------    -------
Net earnings per common share..........      $  1.45    $  1.31    $  0.70    $  1.38    $  0.65    $  0.93     $  1.28    $  1.12
                                             =======    =======    =======    =======    =======    =======     =======    =======

-----------------------
* Earnings per share ("EPS") amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.

(1) Results for the second quarter of 1997 reflected the unfavorable impact of a 29-day strike which reduced earnings by an estimated $730 million ($438 million after taxes). For calendar-year 1997, the estimated unfavorable impact of the 29-day strike was $590 million ($364 million after taxes) after considering partial recovery of production losses from the strike.

(2) Results for the second quarter of 1996 included a gain of $101 million ($87 million after taxes) from the sale of Electrospace Systems, Inc., and Chrysler Technologies Airborne Systems, Inc., and a charge of $65 million ($100 million after taxes) to write down the carrying value of Thrifty Rent-A-Car System, Inc., to estimated fair value less cost to sell.

(3) Results for the third quarter of 1997 included a charge of $41 million ($25 million after taxes) for costs related to the decision to discontinue Chrysler's Eagle brand at the end of the 1998 model year.

(4) Results for the third quarter of 1996 included a charge of $88 million ($55 million after taxes) for costs associated with a voluntary early retirement program for certain salaried employees.

(5) Results for the fourth quarter of 1997 included the recognition of $97 million ($60 million after taxes) of previously deferred profits from the sale of vehicles from Chrysler to Dollar Thrifty Automotive Group, Inc. ("DTAG", formerly Pentastar Transportation Group, Inc.) as a result of the initial public offering of Chrysler's common stock interest in DTAG which was completed during December 1997.

(6) Results for the fourth quarter of 1996 included a charge of $77 million ($51 million after taxes) to write down the carrying value of Pentastar Electronics, Inc. ("PEI") to estimated fair value less cost to sell and a charge of $50 million ($31 million after taxes) for lump-sum retiree pension costs related to the 1996 UAW collective bargaining agreement. The sale of PEI was completed on January 10, 1997.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            STATEMENT OF EARNINGS
                                 (unaudited)

                                                                                       YEAR ENDED DECEMBER 31
                                                                                ------------------------------------
                                                                                 1997           1996           1995
                                                                                ------         ------         ------
                                                                                      (IN MILLIONS OF DOLLARS)
Sales of manufactured products.........................................         $56,967        $58,004        $49,747
Equity in earnings of unconsolidated subsidiaries and affiliates.......             699            565            535
Interest income and other revenues.....................................             828            748            688
                                                                                -------        -------        -------
                                                           TOTAL REVENUES        58,494         59,317         50,970
                                                                                -------        -------        -------

Costs, other than items below..........................................          45,852         45,454         40,653
Depreciation and special tools amortization............................           2,496          2,186          2,132
Selling and administrative expenses....................................           4,155          3,985          3,408
Employee retirement benefits...........................................           1,178          1,383          1,132
Interest expense.......................................................             256            217            196
                                                                                -------        -------        -------
                                                           TOTAL EXPENSES        53,937         53,225         47,521
                                                                                -------        -------        -------

                                            EARNINGS BEFORE INCOME TAXES,
                                                   EXTRAORDINARY ITEM AND
                                            CUMULATIVE EFFECT OF A CHANGE
                                                  IN ACCOUNTING PRINCIPLE         4,557          6,092          3,449
Provision for income taxes                                                        1,752          2,372          1,328
                                                                                -------        -------        -------

                                       EARNINGS BEFORE EXTRAORDINARY ITEM
                                                 AND CUMULATIVE EFFECT OF
                                         A CHANGE IN ACCOUNTING PRINCIPLE         2,805          3,720          2,121

Extraordinary item - Loss on early extinguishment of debt,
  net of taxes........................................................              --            (191)           --

Cumulative effect of a change in accounting principle, net of taxes...              --             --             (96)
                                                                                -------        -------        -------

                                                             NET EARNINGS       $ 2,805        $ 3,529        $ 2,025
                                                                                =======        =======        =======




     This Supplemental Information does not present the results of operations of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the results of operations of Chrysler with its investments in Chrysler Financial Corporation ("CFC") and Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries and, therefore, does not comply with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries." Because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND                             PART II - CONTINUED
        ------------------------
        SUPPLEMENTARY DATA - CONTINUED
        ------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                                BALANCE SHEET
                                 (unaudited)


                                                                                           DECEMBER 31
                                                                                       -------------------
                                                                                        1997         1996
                                                                                       ------       ------
                                                                                        (IN MILLIONS OF
                                                                                            DOLLARS)
ASSETS:
  Cash and cash equivalents  ...................................................       $ 4,533     $ 4,825
  Marketable securities  .......................................................         2,542       2,122
                                                                                       -------     -------
      Total cash, cash equivalents and marketable securities ...................         7,075       6,947
  Accounts receivable - trade and other ........................................           936         630
  Inventories  .................................................................         4,738       4,364
  Prepaid employee benefits, taxes and other expenses ..........................         2,174       1,893
  Property and equipment  ......................................................        15,923      13,877
  Special tools  ...............................................................         4,572       3,924
  Investments in and advances to unconsolidated subsidiaries ...................         3,405       3,624
  Intangible assets ............................................................         1,573       1,627
  Deferred tax assets ..........................................................         1,977       1,624
  Other noncurrent assets ......................................................         5,474       5,448
                                                                                       -------     -------
                                                                    TOTAL ASSETS       $47,847     $43,958
                                                                                       =======     =======
LIABILITIES:
  Accounts payable .............................................................       $ 8,599     $ 8,169
  Accrued liabilities and expenses .............................................         9,303       8,525
  Short-term debt ..............................................................           378         346
  Payments due within one year on long-term debt ...............................            19          22
  Amounts due to CFC ...........................................................         1,667         819
  Long-term debt  ..............................................................         2,258       1,206
  Accrued noncurrent employee benefits .........................................         9,783       9,365
  Other noncurrent liabilities .................................................         4,478       3,935
                                                                                       -------     -------
                                                               TOTAL LIABILITIES        36,485      32,387
                                                                                       -------     -------

SHAREHOLDERS' EQUITY:  (shares in millions)
  Preferred stock - $1 per share par value; authorized 20.0 shares; Series A
      Convertible Preferred Stock; issued and outstanding: 1997 and 1996 -
      0.02 and 0.04 shares, respectively (aggregate liquidation
      preference $8 million and $21 million, respectively) .....................             *           *
  Common stock - $1 per share par value; authorized 1,000.0 shares;
      issued:  1997 and 1996 - 823.1 and 821.6 shares, respectively  ...........           823         822
  Additional paid-in capital ...................................................         5,231       5,129
  Retained earnings ............................................................        10,605       8,829
  Treasury stock - at cost: 1997 and 1996 - 174.7 and 119.1 shares,
      respectively .............................................................        (5,297)     (3,209)
                                                                                       -------     -------
                                                      TOTAL SHAREHOLDERS' EQUITY        11,362      11,571
                                                                                       -------     -------

                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $47,847     $43,958
                                                                                       =======     =======

--------------------------
*    Less than $1 million

     This Supplemental Information does not present the financial position of Chrysler in accordance with generally accepted accounting principles. This Supplemental Information reflects the financial position of Chrysler with its investments in CFC and the Car Rental Operations accounted for on an equity basis rather than as consolidated subsidiaries and, therefore does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." The financial covenant contained in Chrysler's revolving credit facility is based on this Supplemental Information. In addition, because the operations of CFC and the Car Rental Operations are different in nature than Chrysler's manufacturing operations, management believes that this disaggregated financial data enhances an understanding of the consolidated financial statements. In December 1997, Chrysler completed an initial public offering of its common stock interest in the Car Rental Operations. See Note 13.

ITEM 8. FINANCIAL STATEMENTS AND                            PART II -- CONTINUED
        ------------------------
        SUPPLEMENTARY DATA -- CONTINUED
        -------------------------------

                                                        SUPPLEMENTAL INFORMATION
                                                        ------------------------

       CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                           STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                                          YEAR ENDED DECEMBER 31
                                                                                   ---------------------------------
                                                                                    1997          1996           1995
                                                                                    ----          ----           ----
                                                                                        (IN MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................................       $ 2,805       $ 3,529        $ 2,025
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and special tools amortization............................         2,496         2,186          2,132
     Equity in earnings of unconsolidated subsidiaries and affiliates.......          (699)         (565)          (535)
     Deferred income taxes..................................................           279         1,120            186
     Extraordinary item - Loss on early extinguishment of debt..............           --            191            --
     Cumulative effect of a change in accounting principle..................           --             --             96
     Change in accounts receivable..........................................          (306)          104           (358)
     Change in inventories..................................................          (374)         (546)          (460)
     Change in prepaid expenses and other assets............................        (1,196)       (1,310)          (631)
     Change in accounts payable and accrued and other liabilities...........         1,807         2,044          2,094
     Dividends received from CFC............................................           415           382            335
     Other..................................................................           472           159            261
                                                                                   -------       -------        -------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES          5,699         7,294          5,145
                                                                                   -------       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities.......................................          (860)       (2,436)        (2,971)
   Sales and maturities of marketable securities............................         1,362         2,198          3,736
   Proceeds from sales of nonautomotive assets..............................           --            476            --
   Expenditures for property and equipment..................................        (3,356)       (3,218)        (2,573)
   Expenditures for special tools...........................................        (1,703)       (1,364)        (1,049)
   Purchases of vehicle operating leases....................................          (582)         (428)          (139)
   Other....................................................................           289           203             63
                                                                                   -------       -------        -------
                                      NET CASH USED IN INVESTING ACTIVITIES         (4,850)       (4,569)        (2,933)
                                                                                   -------       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt................................................            32            76            --
   Proceeds from long-term borrowings.......................................         1,588            14            --
   Payments on long-term borrowings.........................................          (528)          (37)          (485)
   Payment for early extinguishment of debt.................................           --           (853)           --
   Advances from CFC........................................................           848           819            --
   Repurchases of common stock..............................................        (2,130)       (2,041)        (1,047)
   Dividends paid...........................................................        (1,096)         (963)          (710)
   Other....................................................................           145           105             38
                                                                                   -------       -------        -------
                                      NET CASH USED IN FINANCING ACTIVITIES         (1,141)       (2,880)        (2,204)
                                                                                   -------       -------        -------

Change in cash and cash equivalents.........................................          (292)         (155)             8
Cash and cash equivalents at beginning of year..............................         4,825         4,980          4,972
                                                                                   -------       -------        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................................       $ 4,533       $ 4,825        $ 4,980
                                                                                   =======       =======        =======



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS        PART II - CONTINUED
        ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------
     None.


                                   PART III
                                   --------

Items 10, 11, 12, and 13

     Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from Chrysler Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         ----------------------------------------

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

4-D-1 Conformed copy of Indenture, dated as of March 1, 1985, between Chrysler Corporation and Manufacturers Hanover Trust Company, as
              Trustee, State Street Bank and Trust Company, as successor
              Trustee, relating to Debt Securities . Filed as Exhibit 4-B to
              Chrysler Corporation Annual Report on Form 10-K for the year ended
              December 31, 1985, and incorporated herein by reference.

4-D-2         Form of Supplemental Indenture, dated as of May 30, 1986, between
              Chrysler Holding Corporation (now Chrysler Corporation), Chrysler
              Corporation and Manufacturers Hanover Trust Company, as Trustee,
              State Street Bank and Trust Company, as successor Trustee, relating to Debt Securities. Filed as Exhibit 4-E-2 to the Post-Effective Amendment No. 1 to Registration Statement No.
              33-4537 on Form S-4 of Chrysler Holding Corporation (now Chrysler
              Corporation), and incorporated herein by reference.

4-D-3 Copy of Supplemental Indenture, dated as of December 31, 1989, between Chrysler Corporation and Manufacturers Hanover Trust
              Company, as Trustee, State Street Bank and Trust Company, as successor Trustee, relating to Debt Securities. Filed as Exhibit
              4-D-4 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

4-D-4         Conformed copy of Third Supplemental Indenture, dated as of May 1,
              1990, between Chrysler Corporation and Manufacturers Hanover Trust
              Company, as Trustee, State Street Bank and Trust Company, as successor Trustee, relating to Debt Securities and Appendix D to Indenture dated as of March 1, 1985 between Chrysler Corporation and Manufacturers Hanover Trust Company relating to Debentures Due
              2020. Filed as Exhibit 4-D-5 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

4-D-5 Conformed copy of Trust Agreement, dated as of May 1, 1990, between Chrysler Corporation and Manufacturers Hanover Bank
              (Delaware), Trustee, relating to the Auburn Hills Trust. Filed as
              Exhibit 4-D-6 to Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

4-D-6 Appendix E to Indenture, dated as of March 1, 1985, as amended and supplemented, between Chrysler Corporation and State Street Bank and Trust Company, as successor Trustee to Manufacturers Hanover
              Trust Company. Filed as Exhibit 4-D-7 to Registration No.
              333-21849 on Form S-4 of Chrysler Corporation and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,         PART IV - CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   4-D-7 Appendix F to Indenture, dated as of March 1, 1985, as amended and supplemented, between Chrysler Corporation and State Street Bank and Trust Company, as successor Trustee to Manufacturers Hanover
              Trust Company. Filed as Exhibit 4-D-8 to Registration No.
              333-21849 on Form S-4 of Chrysler Corporation and incorporated herein by reference.

   4-D-8 Appendix G to Indenture, dated as of March 1, 1985, as amended and supplemented, between Chrysler Corporation and State Street Bank and Trust Company, as successor Trustee to Manufacturers Hanover
              Trust Company. Filed as Exhibit 4-D-9 to Chrysler Corporation
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

   4-D-9 Appendix H to Indenture, dated as of March 1, 1985, as amended and supplemented, between Chrysler Corporation and State Street Bank and Trust Company, as successor Trustee to Manufacturers Hanover
              Trust Company. Filed as Exhibit 4-D-10 to Chrysler Corporation
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1997 and incorporated herein by reference.

   4-E        Copy of $2,550,000,000 Revolving Credit Agreement, dated as of
              April 24, 1997, among Chrysler Corporation, Chrysler Canada Ltd., the several Banks party to the Agreement, Royal Bank of Canada, as Canadian Administrative Agent, and The Chase Manhattan Bank, as
              Administrative Agent for the Banks. Filed as Exhibit 4-E to
              Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

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

   10-A-4 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after June 7, 1990 and before December 2, 1993.
              Filed as Exhibit 10-A-10 to Chrysler Corporation Annual Report on
              Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

   10-A-5     Copy of Chrysler Corporation Stock Option Plan, as amended through
              December 2, 1993 and before February 6, 1997. Filed as Exhibit
              10-A-6 to the Chrysler Corporation Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

   10-A-6 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect through February 6, 1997 and before July 3, 1997. Filed as
              Exhibit 10-A-11 to Chrysler Corporation Quarterly Report on Form
              10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

   10-A-7 Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after July 3, 1997. Filed as Exhibit 10-A-14 to Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

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

   10-A-10 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 19, 1994 and before May 31, 1995. Filed as Exhibit 10-A-10 to Chrysler Corporation Annual
              Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

   10-A-11 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 31, 1995 and before February 6, 1997. Filed as Exhibit 2 to Chrysler Corporation
              Solicitation/Recommendation Statement on Schedule 14D-9 dated July
              6, 1995 and incorporated herein by reference.

   10-A-12 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after February 6, 1997 and before May
              15, 1997. Filed as Exhibit 10-A-10 to Chrysler Corporation
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

   10-A-13 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 15, 1997 and before July 3, 1997. Filed as Exhibit 10-A-12 to Chrysler Corporation Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

   10-A-14 Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after July 3, 1997. Filed as Exhibit
              10-A-13 to Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

   10-B-1 Copy of Chrysler Corporation Incentive Compensation Plan, as amended and in effect on and after May 31, 1995 and before May 15, 1997. Filed as Exhibit 10-B-1 to Chrysler Corporation Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

   10-B-2 Copy of Chrysler Corporation Incentive Compensation Plan, as amended and in effect on and after May 15, 1997. Filed as Exhibit
              10-B-6 to Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

   10-B-3 Copy of Chrysler Corporation Long-Term Performance Plan, as amended and in effect on and after May 19, 1994 and before May 15, 1997. Filed as Exhibit 10-B-2 to Chrysler Corporation Annual
              Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

   10-B-4 Copy of Chrysler Corporation Long-Term Performance Plan, as amended and in effect on and after May 15, 1997. Filed as Exhibit
              10-B-8 to Chrysler Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

   10-B-5 Copy of Chrysler Supplemental Executive Retirement Plan, as amended through July 8, 1996 and in effect as of October 1, 1996.
              Filed as Exhibit 10-B-3 to Chrysler Corporation Annual Report on
              Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

   10-B-6     Copy of Chrysler Corporation Discretionary Incentive Compensation
              Plan as in effect on and after May 31, 1995. Filed as Exhibit
              10-B-4 to Chrysler Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference.

   10-B-7 Copy of Chrysler Corporation Long-Term Incentive Plan, as amended and in effect on and after May 15, 1997. Filed as Exhibit 10-B-7 to Chrysler Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

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

   10-C-5     Form of Employment Continuation Agreement between Chrysler
              Corporation and each of Robert J. Eaton, Robert A. Lutz, Thomas T.
              Stallkamp and Gary C. Valade. Filed as Exhibit 10-C-9 to Chrysler
              Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-C-6     Form of Employment Continuation Agreement between Chrysler
              Corporation and each Executive Officer of Chrysler Corporation other than Messrs. Eaton, Lutz, Stallkamp and Valade. Filed as
              Exhibit 10-C-10 to Chrysler Corporation Quarterly Report on Form
              10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference.

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

   10-I       Copy of Short Term Revolving Credit Agreement, dated as of April
              24, 1997, among Chrysler Financial Corporation, Chrysler Credit
              Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative
              Agent, and Chemical Bank, as Administrative Agent. Filed as
              Exhibit 10-G to the Quarterly Report of Chrysler Financial
              Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

   10-J       Copy of Long Term Revolving Credit Agreement, dated as of April
              24, 1997, among Chrysler Financial Corporation, Chrysler Credit
              Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative
              Agent, and Chemical Bank, as Administrative Agent. Filed as
              Exhibit 10-H to the Quarterly Report of Chrysler Financial
              Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

   10-K       Copy of Amended and Restated Trust Agreement, dated as of April 1,
              1993, among Premier Auto Receivables Company, Chrysler Financial
              Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the
              Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-L       Copy of Indenture, dated as of April 1, 1993, between Premier Auto
              Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the
              Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-M       Copy of Amended and Restated Trust Agreement, dated as of June 1,
              1993, among Premier Auto Receivables Company, Chrysler Financial
              Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the
              Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-N       Copy of Indenture, dated as of June 1, 1993, between Premier Auto
              Trust 1993-3 and Bankers Trust Company, as Indenture Trustee.
              Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust
              1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-O       Copy of Amended and Restated Loan Agreement, dated as of June 1,
              1993, between Chrysler Realty Corporation and Chrysler Credit
              Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on
              Form 10-Q of Chrysler Financial Corporation for the quarter ended
              September 30, 1993, and incorporated herein by reference.

   10-P       Copy of Origination and Servicing Agreement, dated as of June 4,
              1993, among Chrysler Leaserve, Inc., General Electric Capital Auto
              Lease, Inc., Chrysler Credit Corporation and Chrysler Financial
              Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on
              Form 10-Q of Chrysler Financial Corporation for the quarter ended
              September 30, 1993, and incorporated herein by reference.

   10-Q       Copy of Amended and Restated Trust Agreement, dated as of
              September 1, 1993, among Premier Auto Receivables Company,
              Chrysler Financial Corporation and Chemical Bank Delaware, as
              Trustee, with respect to Premier Auto Trust 1993-5. Filed as
              Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-R       Copy of Indenture, dated as of September 1, 1993, between Premier
              Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-S-1     Copy of Amended and Restated Trust Agreement, dated as of November
              1, 1993, among Premier Auto Receivables Company, Chrysler
              Financial Corporation and Chemical Bank Delaware, as Owner
              Trustee, with respect to Premier Auto Trust 1993-6. Filed as
              Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto
              Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-S-2     Copy of Indenture, dated as of November 1, 1993, between Premier
              Auto Trust 1993-6 and The Fuji Bank and Trust Company, as
              Indenture Trustee, with respect to Premier Auto Trust 1993-6.
              Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier
              Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-T-1     Copy of Amended and Restated Trust Agreement, dated as of February
              1, 1994, among Premier Auto Receivables Company, Chrysler
              Financial Corporation and Chemical Bank Delaware, as Owner
              Trustee, with respect to Premier Auto Trust 1994-1. Filed as
              Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-T-2     Copy of Indenture, dated as of February 1, 1994, between Premier
              Auto Trust 1994-1 and The Fuji Bank and Trust Company, as
              Indenture Trustee, with respect to Premier Auto Trust 1994-1.
              Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of
              Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-U       Copy of Amended and Restated Trust Agreement, dated as of May 1,
              1994, among Premier Auto Receivables Company, Chrysler Financial
              Corporation and Chemical Bank, Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the
              Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-V       Copy of Indenture, dated as of May 1, 1994, between Premier Auto
              Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture
              Trustee, with respect to Premier Auto Trust 1994-2. Filed as
              Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-W       Copy of Amended and Restated Trust Agreement, dated as of June 1,
              1994, among Premier Auto Receivables Company, Chrysler Financial
              Corporation and Chemical Bank, Delaware, with respect to Premier
              Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on
              Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June
              30, 1994, and incorporated herein by reference.

   10-X       Copy of Indenture, dated as of June 1, 1994, between Premier Auto
              Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture
              Trustee, with respect to Premier Auto Trust 1994-3. Filed as
              Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-Y       Copy of Master Receivables Purchase Agreement among Chrysler
              Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   10-Z       Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE
              Trust and Chrysler Financial Corporation dated as of December 2,
              1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report of
              Chrysler Financial Corporation on Form 10- K for the year ended
              December 31, 1994, and incorporated herein by reference.

   10-AA      Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE
              Trust and Chrysler Financial Corporation dated as of December 22,
              1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report of
              Chrysler Financial Corporation on Form 10- K for the year ended
              December 31, 1994, and incorporated herein by reference.

   10-BB      Copy of Receivables Purchase Agreement, dated as of December 15,
              1994, among Chrysler Financial Corporation, Premier Auto
              Receivables Company and ABN AMRO Bank, N.V., as Agent with respect to the sale of retail automotive receivables to Windmill Funding
              Corporation. Filed as Exhibit 10-JJJ to the Annual Report of
              Chrysler Financial Corporation on Form 10-K for the year ended
              December 31, 1994, and incorporated herein by reference.

   10-CC      Copy of Amended and Restated Master Custodial and Servicing
              Agreement, dated as of December 16, 1997 between Chrysler Credit
              Canada Ltd. and The Royal Trust Company, as Custodian. Filed as
              Exhibit 10-CC to the Annual Report on Form 10-K of Chrysler
              Financial Corporation for the year ended December 31, 1997 and incorporated herein by reference.

   10-DD      Copy of Amended and Restated Series 1995-1 Supplement, dated as of
              December 16, 1997, among Chrysler Credit Canada Ltd., The Royal
              Trust Company, Prime Trust, Auto Receivables Corporation and
              Chrysler Financial Corporation, to the Amended and Restated Master
              Custodial and Servicing Agreement, dated as of December 16, 1997.
              Filed as Exhibit 10-DD to the Annual Report of Chrysler Financial
              Corporation on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

   10-EE      Copy of Trust Indenture, dated as of September 1, 1992, among
              Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial
              Corporation (Registration Statement No. 33-51302) on November 24,
              1992, and incorporated herein by reference.

   10-FF      Copy of Servicing Agreement, dated as of October 20, 1992, between
              Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital
              Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial
              Corporation (Registration Statement No. 33-51302) on November 24,
              1992, and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,          PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-GG      Copy of Amended and Restated Trust Agreement, dated as of August
              1, 1993, among Premier Auto Receivables Company, Chrysler
              Financial Corporation and Chemical Bank Delaware, as Owner
              Trustee, with respect to Premier Auto Trust 1993-4. Filed as
              Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-HH      Copy of Indenture, dated as of August 1, 1993, between Premier
              Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-II      Copy of Amended and Restated Trust Agreement, dated as of August
              1, 1994, among Premier Auto Receivables Company, Chrysler
              Financial Corporation and Chemical Bank Delaware, as Owner
              Trustee, with respect to Premier Auto Trust 1994-4. Filed as
              Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-JJ      Copy of Indenture, dated as of August 1, 1994, between Premier
              Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee.
              Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of
              Premier Auto Trust 1994-4 for the quarter ended September 30,
              1994, and incorporated herein by reference.

   10-KK      Copy of Receivables Purchase Agreement, dated as of February 28,
              1995, among Chrysler Financial Corporation, Premier Auto
              Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding
              Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on
              Form 10-Q of Chrysler Financial Corporation for the quarter ended
              March 31, 1995, and incorporated herein by reference.

   10-LL Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit
              Corporation, as Servicer, and Manufacturers and Traders Trust
              Company, as Trustee, with respect to CARCO Auto Loan Master Trust,
              Series 1994-1. Filed as Exhibit 3 to the Registration Statement on
              Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

   10-MM Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit
              Corporation, as Servicer, and Manufacturers and Traders Trust
              Company, as Trustee, with respect to CARCO Auto Loan Master Trust,
              Series 1995-1. Filed as Exhibit 3 to the Registration Statement on
              Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

   10-NN Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit
              Corporation, as Servicer, and Manufacturers and Traders Trust
              Company, as Trustee, with respect to CARCO Auto Loan Master Trust
              1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's
              Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

   10-OO      Copy of Amended and Restated Trust Agreement, dated as of February
              1, 1995, among Premier Auto Receivables Company, Chrysler
              Financial Corporation and Chemical Bank Delaware, as Owner
              Trustee, with respect to Premier Auto Trust 1995-1. Filed as
              Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-PP      Copy of Indenture, dated as of February 1, 1995, between Premier
              Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-QQ      Copy of Sale and Servicing Agreement, dated as of February 1,
              1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto
              Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form
              10-Q for the quarter ended March 31, 1995 of Premier Auto Trust
              1995-1, and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,          PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-RR      Copy of Amended and Restated Trust Agreement, dated as of April 1,
              1995, among Premier Auto Receivables Company, Chrysler Financial
              Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-SS      Copy of Indenture, dated as of April 1, 1995, between Premier Auto
              Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the
              Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-TT Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and
              Chrysler Financial Corporation, with respect to Premier Auto Trust
              1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-UU Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit
              4-Z to the Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-VV Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
              Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-WW Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
              Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-XX      Copy of Master Receivables Purchase Agreement, made as of July 24,
              1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust
              1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form
              10-Q of Chrysler Financial Corporation for the quarter ended
              September 30, 1995, and incorporated herein by reference.

   10-YY      Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler
              Credit Canada Ltd., The Royal Trust Company and Chrysler Financial
              Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit
              10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial
              Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-ZZ      Copy of Receivables Purchase Agreement, dated as of December 14,
              1995, among Chrysler Financial Corporation, Premier Auto
              Receivables Company, Chrysler Credit Corporation, and ABN AMRO
              Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler
              Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-AAA Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-BBB     Copy of Amended and Restated Trust Agreement, dated as of July 1,
              1995, among Premier Auto Receivables Company, Chrysler Financial
              Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the
              Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,            PART IV - CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

    10-CCC    Copy of Indenture, dated as of July 1, 1995, between Premier Auto
              Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the
              Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-DDD Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and
              Chrysler Financial Corporation, with respect to Premier Auto Trust
              1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30,
              1995, and incorporated herein by reference.

    10-EEE    Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE
              Trust and Chrysler Financial Corporation, dated as of December 14,
              1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial
              Corporation for the year ended December 31, 1995, and incorporated herein by reference.

    10-FFF    Copy of Amended and Restated Trust Agreement, dated as of November
              1, 1995, among Premier Auto Receivables Company, Chrysler
              Financial Corporation and Chemical Bank Delaware, as Owner
              Trustee, with respect to Premier Auto Receivables 1995-4. Filed as
              Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto
              Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

    10-GGG Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto
              Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

    10-HHH    Copy of Indenture, dated as of November 1, 1995, between Premier
              Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

    10-III    Copy of Sale and Servicing Agreement, dated as of November 1,
              1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto
              Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form
              10-K of Premier Auto Trust 1995-4 for the year ended December 31,
              1995, and incorporated herein by reference.

    10-JJJ Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial
              Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding
              Corporation, Series 1996-1. Filed as Exhibit 10- OOOO to the
              Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

    10-KKK Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

    10-LLL    Copy of Amended and Restated Trust Agreement, dated as of March 1,
              1996, among Premier Auto Receivables Company, Chrysler Financial
              Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the
              Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

    10-MMM    Copy of Indenture, dated as of March 1, 1996, between Premier Auto
              Trust 1996-1 and The Bank of New York, as Indenture Trustee
              (excluding Schedule A), with respect to Premier Auto Trust 1996-1.
              Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of
              Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

    10-NNN Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial
              Corporation (excluding Schedules A and C), for Premier Auto Trust
              1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,            PART IV - CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-OOO Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation,
              Asset Securitization Cooperative Corporation and Canadian Imperial
              Bank of Commerce, as Administrative Agent. Filed as Exhibit
              10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial
              Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-PPP Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley
              Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the
              Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

   10-QQQ Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock
              Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly
              Report on Form 10- Q for the quarter ended September 30, 1996, and incorporated herein by reference.

   10-RRR Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-SSS     Copy of Amended and Restated Trust Agreement, dated as of May 1,
              1996, among Premier Auto Receivables Company, Chrysler Financial
              Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the
              Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-TTT     Copy of Indenture, dated as of May 1, 1996, between Premier Auto
              Trust 1996-2 and The Bank of New York, as Indenture Trustee
              (excluding Schedule A), with respect to Premier Auto Trust
              1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-UUU Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial
              Corporation (excluding Schedules A and C), with respect to
              Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly
              Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-VVV Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-WWW     Copy of Amended and Restated Trust Agreement, dated as of June 1,
              1996, among Premier Auto Receivables Company, Chrysler Financial
              Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the
              Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-XXX     Copy of Indenture, dated as of June 1, 1996, between Premier Auto
              Trust 1996-3 and The Bank of New York, as Indenture Trustee
              (excluding Schedule A), with respect to Premier Auto Trust
              1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-YYY Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial
              Corporation (excluding Schedules A and C), with respect to
              Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly
              Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

   10-ZZZ     Copy of Receivables Sale Agreement, dated as of November 25,
              1996, among Premier Receivables L.L.C., Chrysler Financial
              Corporation, Asset Securitization Cooperative Corporation, and
              Canadian Imperial Bank of Commerce, as Administrative Agent.
              Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of
              Chrysler Financial Corporation for the year ended December 31,
              1996, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,          PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-AAAA        Copy of Certificate of Trust of Premier Auto Trust 1996-4.
                  Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of
                  Premier Auto Trust 1996-4 for the quarter ended September 30,
                  1996, and incorporated herein by reference. Filed as Exhibit
                  10-PPPP to the Annual Report on Form 10-K of Chrysler
                  Financial Corporation for the year ended December 31, 1996 and incorporated herein by reference.

   10-BBBB        Copy of Amended and Restated Trust Agreement, dated as of
                  August 1, 1996, among Premier Receivables L.L.C., Chrysler
                  Financial Corporation, and Chase Manhattan Bank Delaware, as
                  Owner Trustee, with respect to Premier Auto Trust 1996-4.
                  Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of
                  Premier Auto Trust 1996-4 for the quarter ended September 30,
                  1996, and incorporated herein by reference.

   10-CCCC        Copy of Indenture, dated as of August 1, 1996, between Premier
                  Auto Trust 1996-4 and The Bank of New York, as Indenture
                  Trustee, with respect to Premier Auto Trust 1996-4. Filed as
                  Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier
                  Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

   10-DDDD        Copy of Sale and Servicing Agreement, dated as of August 1,
                  1996, between Premier Auto Trust 1996-4 and Chrysler Financial
                  Corporation, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier
                  Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

   10-EEEE        Copy of Receivables Sale Agreement, dated as of December 12,
                  1996, among Premier Receivables L.L.C., Chrysler Financial
                  Corporation, Monte Rosa Capital Corporation, and Union Bank of
                  Switzerland, New York Branch, as Administrative Agent. Filed as Exhibit 10-TTTT to the Annual Report on Form 10-K of
                  Chrysler Financial Corporation for the year ended December 31,
                  1996, and incorporated herein by reference.

   10-FFFF        Copy of Receivables Sale Agreement, dated as of December 12,
                  1996, among Premier Receivables L.L.C., Chrysler Financial
                  Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on
                  Form 10-K of Chrysler Financial Corporation for the year ended
                  December 31, 1996 and incorporated herein by reference.

   10-GGGG        Copy of Receivables Sale Agreement, dated as of December 18,
                  1996, among Chrysler Credit Canada, Ltd., Chrysler Financial
                  Corporation, Canadian Master Trust, and Nesbitt Burns, Inc.
                  Filed as Exhibit 10-GGGG to the Annual Report on Form 10-K of
                  Chrysler Financial Corporation for the year ended December 31,
                  1997, and incorporated herein by reference.

   10-HHHH        Copy of Loan Agreement, dated as of August 1, 1996, between
                  Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the
                  Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

   10-IIII        Copy of Series 1996-1 Supplement, dated as of September 30,
                  1996, among U.S. Auto Receivables Company, as Seller, Chrysler
                  Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust.
                  Filed as Exhibit 4-EE to the Annual Report on Form 10-K of
                  CARCO Auto Loan Master Trust for the year ended December 31,
                  1996, and incorporated herein by reference.

   10-JJJJ        Copy of Series 1996-2 Supplement, dated as of November 30,
                  1996, among U.S. Auto Receivables Company, as Seller, Chrysler
                  Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust.
                  Filed as Exhibit 4-FF to the Annual Report on Form 10-K of
                  CARCO Auto Loan Master Trust for the year ended December 31,
                  1996, and incorporated herein by reference.

   10-KKKK        Copy of Certificate of Trust of Premier Auto Trust 1997-1.
                  Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of
                  Premier Auto Trust 1997-1 for the quarter ended March 31,
                  1997, and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,          PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K -- CONTINUED
         ------------------------------------

   10-LLLL    Copy of Amended and Restated Trust Agreement, dated as of March
              1, 1997, among Premier Receivables L.L.C., Chrysler Financial
              Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

   10-MMMM    Copy of Indenture, dated as of March 1, 1997, between Premier
              Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

   10-NNNN Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial
              Corporation, with respect to Premier Auto Trust 1997-1. Filed as
              Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

   10-OOOO Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation,
              Windmill Funding Corporation, and ABN AMRO Bank N.V., as
              Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly
              Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

   10-PPPP Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation,
              Park Avenue Receivables Corporation, and the Chase Manhattan
              Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly
              Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

   10-QQQQ    Copy of Receivable Sales Agreement, dated as of September 29,
              1997, among Premier Receivables L.L.C., Chrysler Financial
              Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of
              Chrysler Financial Corporation on Form 10-Q for the quarter ended
              September 30, 1997, and incorporated herein by reference.

   10-RRRR Copy of Certificate of Trust of Premier Auto Trust 1997-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

   10-SSSS    Copy of Amended and Restated Trust Agreement, dated as of August
              1, 1997, among Premier Auto Receivables Company, Chrysler
              Financial Corporation, and Chemical Bank Delaware, as Owner
              Trustee, with respect to Premier Auto Trust 1997-2. Filed as
              Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

   10-TTTT    Copy of Indenture, dated as of August 1, 1997, between Premier
              Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee
              (excluding Schedule A), with respect to Premier Auto Trust
              1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trusts 1997-2 for the quarter ended September 30,
              1997, and incorporated herein by reference.

   10-UUUU Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial
              Corporation (excluding Schedules A and C), with respect to
              Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly
              Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

   10-VVVV Copy of Certificate of Trust of Premier Auto Trust 1997-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto
              Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

   10-WWWW    Copy of Amended and Restated Trust Agreement, dated as of
              September 1, 1997, among Premier Auto Receivables  Company,
              Chrysler Financial Corporation, and Chemical Bank  Delaware, as
              Owner Trustee, with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier
              Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,           PART IV -- CONTINUED
         ----------------------------------------
         AND REPORTS ON FORM 8-K - CONTINUED
         -----------------------------------

   10-XXXX        Copy of Indenture, dated as of September 1, 1997, between
                  Premier Auto Trust 1997-3 and The Bank of New York, as
                  Indenture Trustee (excluding Schedule A), with respect to
                  Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the
                  Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

   10-YYYY        Copy of Sale and Servicing Agreement, dated as of September 1,
                  1997, between Premier Auto Trust 1997- 3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust
                  1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

   10-ZZZZ        Copy of Receivable Sale Agreement, dated as of November 6,
                  1997, among Premier Receivables L.L.C., as Seller, Chrysler
                  Financial Corporation, as Servicer, Preferred Receivables
                  Funding Corporation, as a Purchaser, Falcon Asset
                  Securitization Corporation, as a Purchaser and the First
                  National Bank of Chicago, as Administrative Agent. Filed as
                  Exhibit 10-ZZZZ to the Annual Report on Form 10-K of Chrysler
                  Financial Corporation for the year ended December 31, 1997 and incorporated herein by reference.

   10-AAAAA       Copy of Receivable Sale Agreement, dated as of November 20,
                  1997, among Premier Receivables L.L.C., as Seller, Chrysler
                  Financial Corporation, as Servicer, Receivables Capital
                  Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent. Filed as
                  Exhibit 10- AAAAA to the Annual Report on Form 10-K of
                  Chrysler Financial Corporation for the year ended December 31,
                  1997 and incorporated herein by reference.

   10-BBBBB       Copy of Receivable Sale Agreement, dated as of December 3,
                  1997, among Premier Receivables L.L.C., as Seller, Chrysler
                  Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent. Filed as
                  Exhibit 10-BBBBB to the Annual Report on Form 10-K of Chrysler
                  Financial Corporation for the year ended December 31, 1997 and incorporated herein by reference.

   10-CCCCC       Copy of Receivable Sale Agreement, dated as of December 22,
                  1997, among Premier Receivables L.L.C., as Seller, Chrysler
                  Financial Corporation, as Servicer, Windmill Funding
                  Corporation, as Purchaser and ABN AMRO Bank N.V., as
                  Administrative Agent. Filed as Exhibit 10-CCCCC to the Annual
                  Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997 and incorporated herein by reference.

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

   *27            Financial Data Schedule for year ended December 31, 1997.


In lieu of filing certain instruments with respect to the long-term debt of the type described in Item 601 (b)(4) of Regulation S-K with respect to the long-term debt of Chrysler Corporation and its consolidated subsidiaries, Chrysler Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission on request.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the three months ended December 31, 1997.

---------------------
*  Filed herewith.

                                                                       CONFORMED

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CHRYSLER CORPORATION




                                                By  /s/ R. J. Eaton
                                                  ---------------------------
                                                        R. J. EATON

                                                    Chairman of the Board
                                                  and Chief Executive Officer
                                                        January 23, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal executive officers:

     R. J. Eaton               Chairman of the Board and          January 23, 1998
 ---------------------           Chief Executive Officer
     R. J. EATON



     T. T. Stallkamp           President                          January 23, 1998
----------------------
     T. T. STALLKAMP



Principal financial officer:


     G. C. Valade              Executive Vice President and       January 23, 1998
----------------------         Chief Financial Officer
     G. C. VALADE



Principal accounting officer:


     J. D. Donlon, III         Vice President and                 January 23, 1998
----------------------         Controller
     J. D. Donlon, III


                                                                 CONFORMED




                                      SIGNATURES
                                      ----------
Board of Directors:


/s/  LILYAN H. AFFINITO*              Director          January 23, 1998
----------------------------------
     LILYAN H. AFFINITO

/s/  JAMES D. ALJIAN*                 Director          January 23, 1998
----------------------------------
     JAMES D. ALJIAN

s/   ROBERT E. ALLEN*                 Director          January 23, 1998
----------------------------------
     ROBERT E. ALLEN

/s/  JOSEPH A. CALIFANO, JR.*         Director          January 23, 1998
----------------------------------
     JOSEPH A. CALIFANO, JR.

/s/  ROBERT J. EATON*                 Director          January 23, 1998
----------------------------------
     ROBERT J. EATON

/s/  EARL G. GRAVES*                  Director          January 23, 1998
----------------------------------
     EARL G. GRAVES

/s/  KENT KRESA*                      Director          January 23, 1998
----------------------------------
     KENT KRESA

/s/  ROBERT J. LANIGAN*               Director          January 23, 1998
----------------------------------
     ROBERT J. LANIGAN

/s/  ROBERT A. LUTZ*                  Director          January 23, 1998
----------------------------------
     ROBERT A. LUTZ

/s/  PETER A. MAGOWAN*                Director          January 23, 1998
----------------------------------
     PETER A. MAGOWAN

/s/  JOHN B. NEFF*                    Director          January 23, 1998
----------------------------------
     JOHN B. NEFF

/s/  LYNTON R. WILSON*                Director          January 23, 1998
----------------------------------
     LYNTON R. WILSON


                                       * By  /s/ R. D. Houtman
                                            ------------------------------
                                                  R. D. HOUTMAN
                                                 Attorney-in-Fact
                                                 January 23, 1998

                                 EXHIBIT INDEX



EXHIBIT
  NO.                                           DESCRIPTION                                                     PAGE
----------             -------------------------------------------------------------------------------------    ----
*12                     Statement regarding computation of ratios of earnings to fixed charges and preferred stock dividends.
*21                     Subsidiaries of the Registrant.
*23                     Consent of Deloitte & Touche LLP, independent auditors for Chrysler Corporation.
*24                     Powers of Attorney executed by officers and directors who signed this Annual Report on Form 10-K by an attorney-in-fact.
*27                     Financial Data Schedule for year ended December 31, 1997.


----------------------------
*  Filed herewith.