Form 10-Q
period 1998-03-31
CHRYSLER CORP /DE
filed 1998-04-09
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended         March 31, 1998
                                       --------------

                                      OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   ----------------------

Commission file number      1-9161
                      ----------------

                              CHRYSLER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              STATE OF DELAWARE                                                           38-2673623
-----------------------------------------------------------------------------------------------------------
       (State or other jurisdiction of                                                 (I.R.S. Employer
       incorporation or organization)                                                 Identification No.)

        1000 Chrysler Drive, Auburn Hills, Michigan                                       48326-2766
-----------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                         (Zip Code)



                                 (248) 576-5741
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     ----    ----

The registrant had 645,490,901 shares of common stock outstanding as of March 31, 1998.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


                                                                                             Page No.
Part I.  FINANCIAL INFORMATION                                                               --------
         Item 1.      Financial Statements                                                      1-6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                            7-11


Part II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                         12

         Item 5.      Other Information                                                        13-15

         Item 6.      Exhibits and Reports on Form 8-K                                          16

Signature Page                                                                                  17

Exhibit Index                                                                                   18


                          PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                            (In millions of dollars)




                                                                                        1998                1997
                                                                                    ------------        ------------
Sales of manufactured products                                                      $     15,908        $     15,156
Finance and insurance revenues                                                               444                 410
Other revenues                                                                               448                 550
                                                                                    ------------        ------------
                                                               TOTAL REVENUES             16,800              16,116
                                                                                    ------------        ------------

Costs, other than items below                                                             12,556              11,968
Depreciation and special tools amortization                                                  848                 678
Selling and administrative expenses                                                        1,131               1,207
Employee retirement benefits                                                                 315                 325
Interest expense                                                                             278                 234
                                                                                    ------------        ------------
                                                               TOTAL EXPENSES             15,128              14,412
                                                                                    ------------        ------------

                                                 EARNINGS BEFORE INCOME TAXES              1,672               1,704
Provision for income taxes                                                                   620                 675
                                                                                    ------------        ------------

                                                                 NET EARNINGS       $      1,052        $      1,029
                                                                                    ============        ============




                                                                                   (In dollars or millions of shares)

BASIC EARNINGS PER COMMON SHARE                                                     $       1.63        $       1.47
                                                                                    ============        ============

Average common shares outstanding                                                          646.1               697.7


DILUTED EARNINGS PER COMMON SHARE                                                   $       1.60        $       1.45
                                                                                    ============        ============

Average common and dilutive equivalent shares outstanding                                  656.3               708.4


DIVIDENDS DECLARED PER COMMON SHARE                                                 $       0.40        $       0.40






See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)


                                                                           1998                      1997
                                                                       -------------    ------------------------------
                                                                         March 31           Dec. 31         March 31
                                                                       -------------    --------------  --------------
                                                                        (unaudited)                        (unaudited)
ASSETS:
Cash and cash equivalents                                              $      5,777     $      4,898      $      6,202
Marketable securities                                                         2,937            2,950             2,461
                                                                       ------------     ------------      ------------
  Total cash, cash equivalents and marketable securities                      8,714            7,848             8,663

Accounts receivable - trade and other                                         2,002            1,646             1,763
Inventories                                                                   5,456            4,738             5,562
Prepaid employee benefits, taxes and other expenses                           1,598            2,193             1,723
Finance receivables and retained interests in
     sold receivables                                                        15,595           13,518            13,983
Property and equipment                                                       18,230           17,968            15,291
Special tools                                                                 4,514            4,572             3,924
Intangible assets                                                             1,543            1,573             1,973
Other noncurrent assets                                                       6,604            6,362             6,714
                                                                       ------------     ------------     -------------
                                                      TOTAL ASSETS     $     64,256     $     60,418     $      59,596
                                                                       ============     ============     =============

LIABILITIES:
Accounts payable                                                       $     10,435     $      9,512      $      9,402
Accrued liabilities and expenses                                              9,751            9,717             8,981
Short-term debt                                                               4,155            3,841             3,804
Payments due within one year on long-term debt                                3,032            2,638             2,847
Long-term debt                                                               10,437            9,006             9,296
Accrued noncurrent employee benefits                                          9,875            9,841             9,599
Other noncurrent liabilities                                                  4,561            4,501             3,900
                                                                       ------------     ------------      ------------
                                                 TOTAL LIABILITIES           52,246           49,056            47,829
                                                                       ------------     ------------      ------------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized 20.0 shares; Series A
     Convertible Preferred Stock; issued and outstanding: 1998 - 0.01 shares;
     1997 - 0.02 and 0.03 shares, respectively (aggregate liquidation preference 1998 - $7 million; 1997 -$8 million and $15 million,
     respectively)                                                               *                *                 *
Common stock - $1 per share par value; authorized
     1,000.0 shares; issued: 1998 - 823.2 shares; 1997 -
     823.1 and 822.3 shares, respectively                                       823              823               822
Additional paid-in capital                                                    5,219            5,231             5,163
Retained earnings                                                            11,392           10,605             9,560
Treasury stock - at cost:  1998 - 177.7 shares;
     1997 - 174.7 and 134.4 shares, respectively                             (5,424)          (5,297)           (3,778)
                                                                       ------------     ------------      ------------
                                        TOTAL SHAREHOLDERS' EQUITY           12,010           11,362            11,767
                                                                       ------------     ------------      ------------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $     64,256     $     60,418      $     59,596
                                                                       ============     ============      ============



*  Less than $50,000

See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                            (In millions of dollars)


                                                                                           1998               1997
                                                                                      -------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $      1,108        $      1,028
                                                                                      -------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                                                     (1,041)               (968)
     Sales and maturities of marketable securities                                           1,335               1,075
     Finance receivables acquired                                                           (6,980)             (5,959)
     Finance receivables collected                                                           2,164               1,647
     Proceeds from sales of finance receivables                                              4,065               3,581
     Expenditures for property and equipment                                                  (655)               (559)
     Expenditures for special tools                                                           (342)               (273)
     Purchases of vehicle operating leases                                                    (590)               (299)
     Proceeds from sales of vehicles under purchased
         operating leases                                                                       57                  31
     Other                                                                                      60                   2
                                                                                      ------------        ------------
                                             NET CASH USED IN INVESTING ACTIVITIES          (1,927)             (1,722)
                                                                                      ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in short-term debt                                                                 314                 590
     Proceeds from long-term borrowings                                                      2,683               3,134
     Payments on long-term borrowings                                                         (900)             (1,168)
     Repurchases of common stock                                                              (197)               (561)
     Dividends paid                                                                           (260)               (283)
     Other                                                                                      58                  26
                                                                                      ------------        ------------
                                         NET CASH PROVIDED BY FINANCING ACTIVITIES           1,698               1,738
                                                                                      ------------        ------------


Change in cash and cash equivalents                                                            879               1,044
Cash and cash equivalents at beginning of period                                             4,898               5,158
                                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $      5,777        $      6,202
                                                                                      ============        ============








See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries that are controlled by Chrysler. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary or does not reside with Chrysler are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three months ended March 31, 1998 and 1997 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts for 1997 have been reclassified to conform with current period classifications.

NOTE 2.  INVENTORIES

Inventories, summarized by major classification, were as follows:

                                                                           1998                       1997
                                                                       -------------    ------------------------------
                                                                         March 31           Dec. 31         March 31
                                                                       -------------    --------------   -------------
                                                                                   (In millions of dollars)
Finished products, including service parts                             $      2,106     $      1,883      $      1,674
Raw materials, finished production parts and supplies                         1,575            1,445             1,462
Vehicles held for short-term lease                                            1,775            1,410             2,426
                                                                       ------------     ------------      ------------
                                                             TOTAL     $      5,456     $      4,738      $      5,562
                                                                       ============     ============      ============


NOTE 3.  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, Chrysler adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. Chrysler's total comprehensive earnings were as follows:

                                                                                        Three Months Ended March 31
                                                                                        ------------------------------
                                                                                             1998             1997
                                                                                        ------------      ------------
                                                                                           (In millions of dollars)
Net earnings                                                                            $      1,052      $      1,029
Other comprehensive loss                                                                          (9)              (24)
                                                                                        ------------      ------------
     Total comprehensive earnings                                                       $      1,043      $      1,005
                                                                                        ============      ============

NOTE 4.  COMMON STOCK REPURCHASES

During the first quarter of 1998, Chrysler repurchased 5.3 million shares of its common stock at a cost of $188 million. Chrysler plans to repurchase an additional $1.6 billion of its common stock during the remainder of 1998 as part of a $2 billion repurchase plan which began in November 1997. These planned common stock repurchases are subject to market and general economic conditions.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.  STOCKHOLDERS' RIGHTS PLAN

In February 1998, the Board of Directors of Chrysler adopted a new Stockholders' Rights Plan to replace Chrysler's former rights plan, which expired February 22, 1998. Under the new plan, Chrysler declared and distributed as a dividend one Preferred Share Purchase Right (a "Right") for each share of Chrysler common stock outstanding at the close of business on February 23, 1998 and authorized the distribution of one Right for each subsequently issued share of common stock. Each Right entitles a shareholder to purchase one two-hundredth of a share of Junior Participating Cumulative Preferred Stock of Chrysler at a price of $145. The Rights are attached to the common stock and are not represented by separate certificates or exercisable until the earliest to occur of (i) 10 days after the time (the "Stock Acquisition Time") of a public announcement or communication to Chrysler that a person or group has acquired or has the right to acquire 15 percent or more of Chrysler's outstanding common stock, other than as a result of a "Qualifying Offer" -- an all-cash, fully-financed tender offer for all shares of Chrysler's common stock that is held open for at least 60 business days and is accompanied by an investment banker's fairness opinion -- and (ii) 10 business days after a person or group announces or commences a tender offer that would result, if successful, in the bidder owning 15 percent or more of Chrysler's outstanding common stock, other than as a result of a Qualifying Offer. If the acquiring person or group acquires 15 percent or more of the common stock (except pursuant to a tender offer made for all of Chrysler's common stock, and determined by Chrysler's independent directors to be fair and in the best interests of Chrysler and its shareholders), then each Right (other than those held by the acquiror) will entitle its holder to buy, for $145, a number of shares of Chrysler's common stock having a market value of $290. Similarly, if after the Stock Acquisition Time, Chrysler is acquired in a merger or other business combination and is not the surviving corporation, or 50 percent or more of its assets, cash flow or earning power is sold, each Right (other than those held by the surviving or acquiring company) will entitle its holder to purchase for $145, shares of the surviving or acquiring company having a market value of $290. Chrysler's directors may redeem the Rights at $0.01 per Right, and may amend the Rights or extend the time during which the Rights may be redeemed, only prior to the Stock Acquisition Time. Additionally, at any time after a person or group acquires 15 percent or more, but less than 50 percent, of Chrysler's common stock, Chrysler's directors may exchange the Rights (other than those held by the acquiror), in whole or in part, at an exchange ratio of one share of common stock (or a fractional share of preferred stock with equivalent voting rights) per Right. The Rights will expire on February 23, 2008.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows:


                                                                                        Three Months Ended March 31
                                                                                        ---------------------------
                                                                                           1998               1997
                                                                                        ----------         --------
                                                                                     (In millions of dollars and shares,
                                                                                       except per-common-share amounts)

Net Earnings                                                                          $      1,052        $      1,029
                                                                                      ============        ============

Basic EPS:
----------
Weighted-average common shares outstanding                                                   646.1               697.7
                                                                                      ============        ============

Basic EPS                                                                             $       1.63        $       1.47
                                                                                      ============        ============

Diluted EPS:
------------
Weighted-average common shares outstanding                                                   646.1               697.7
Shares issued on exercise of dilutive options                                                 28.2                26.5
Shares purchased with proceeds of options                                                    (20.9)              (19.0)
Shares applicable to convertible preferred stock                                               0.8                 1.9
Shares contingently issuable                                                                   2.1                 1.3
                                                                                      ------------        ------------
Shares applicable to diluted earnings                                                        656.3               708.4
                                                                                      ============        ============

Diluted EPS                                                                           $       1.60        $       1.45
                                                                                      ============        ============


Unexercised employee stock options to purchase 9.0 million and 0.2 million shares of Chrysler common stock as of March 31, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of Chrysler common stock during the respective periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $1,672 million for the first quarter of 1998, compared with $1,704 million for the first quarter of 1997. Net earnings for the first quarter of 1998 were $1,052 million, or $1.63 per common share ($1.60 diluted earnings per common share), compared with $1,029 million, or $1.47 per common share ($1.45 diluted earnings per common share), in the first quarter of 1997.

     The lower pretax results in the first quarter of 1998 compared with the first quarter of 1997 resulted primarily from an increase in average sales incentives per vehicle, largely offset by an increase in vehicle shipments.

     Chrysler's worldwide vehicle shipments in the first quarter of 1998 were 825,720, an increase of 44,481 units or 6 percent, compared with the first quarter of 1997. Chrysler's vehicle shipments outside of the U.S., Canada and Mexico in the first quarter of 1998 were 56,780, an increase of 3,928 units or 7 percent, compared with the first quarter of 1997. The increase in worldwide vehicle shipments was primarily due to shipments of Chrysler's all-new Dodge Durango sport-utility vehicle. Production of the Dodge Durango began in the third quarter of 1997.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the first quarter of 1998, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 16.7 million units, compared with 17.0 million units for the first quarter of 1997.

       Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the first quarter of 1998 and 1997 were as follows:


                                                                           First Quarter
                                                          -----------------------------------------------
                                                                                                Increase/
                                                             1998              1997            (Decrease)
                                                          -----------      -----------         ----------
              U.S. Retail Market (1):
                Car sales                                     175,577          202,977          (27,400)
                Car market share                                  9.4%            10.0%            (0.6)%
                Truck sales (including minivans)              402,723          369,678           33,045
                Truck market share                               23.0%            21.9%             1.1%
                Combined car and truck sales                  578,300          572,655            5,645
                Combined car and truck market share              16.0%            15.4%             0.6%

              U.S. and Canada Retail Market (1):
                Combined car and truck sales                  642,089          626,844           15,245
                Combined car and truck market share              16.4%            15.6%             0.8%


              (1) All retail sale and market share data include fleet sales.

     Chrysler's U.S. car market share for the first quarter of 1998 decreased compared with the first quarter of 1997 primarily as a result of reduced fleet sales of Chrysler's full-size sedans. Chrysler's U.S. truck market share for the first quarter of 1998 increased compared with the first quarter of 1997 primarily as a result of sales of the Dodge Durango.

     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $160 million for the first quarter of 1998 compared with $141 million for the first quarter of 1997. CFC's net earnings were $108 million for the first quarter of 1998 compared with $93 million for the first quarter of 1997. The increase in net earnings for the first quarter of 1998 compared with the first quarter of 1997 primarily reflects higher gains from sales of receivables and lower operating expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the three months ended March 31, 1998 and 1997 were as follows:

                                                                                   First Quarter
                                                                       -------------------------------------
                                                                                                   Increase/
                                                                            1998         1997     (Decrease)
                                                                       ------------- -----------  ----------
                                                                        (In millions of dollars)
Sales of manufactured products                                         $  15,908    $  15,156          5 %
Finance and insurance revenues                                               444          410          8 %
Other revenues                                                               448          550        (19)%
                                                                       ---------    ---------
     Total revenues                                                    $  16,800    $  16,116          4 %
                                                                       =========    =========

     The increase in Sales of manufactured products in the first quarter of 1998 compared with the first quarter of 1997 primarily reflects a 6 percent increase in vehicle shipments.

     The increase in Finance and insurance revenues in the first quarter of 1998 compared with the first quarter of 1997 was primarily attributable to increased levels of vehicles under purchased operating leases.

     The decrease in Other revenues in the first quarter of 1998 compared with the first quarter of 1997 was primarily attributable to an initial public offering ("IPO") of Chrysler's common stock interest in its Car Rental Operations in December 1997.

     Chrysler's total expenses for the three months ended March 31, 1998 and 1997 were as follows:

                                                                                               First Quarter
                                                                                   -------------------------------------
                                                                                                               Increase/
                                                                                       1998         1997       Decrease)
                                                                                   -----------   ----------    ---------
                                                                                    (In millions of dollars)

Costs, other than items below                                                      $    12,556   $     11,968       5 %
Depreciation and special tools amortization                                                848            678      25 %
Selling and administrative expenses                                                      1,131          1,207      (6)%
Employee retirement benefits                                                               315            325      (3)%
Interest expense                                                                           278            234      19 %
                                                                                   -----------   ------------
     Total expenses                                                                $    15,128   $     14,412       5 %
                                                                                   ===========   ============


     Costs, other than items below increased in the first quarter of 1998 compared with the first quarter of 1997 primarily as a result of a 6 percent increase in vehicle shipments. Costs, other than items below as a percent of sales of manufactured products were 79 percent for the three months ended March 31, 1998 and 1997.

     Depreciation and special tools amortization for the first quarter of 1998 increased compared with the first quarter of 1997 primarily as a result of higher levels of property and equipment in use, including increased depreciation related to higher levels of vehicles under purchased operating leases.

     Selling and administrative expenses for the first quarter of 1998 decreased compared with the first quarter of 1997 primarily as a result of the IPO of Chrysler's common stock interest in its Car Rental Operations.

     Interest expense for the first quarter of 1998 increased compared with the first quarter of 1997 primarily as a result of higher average debt levels at CFC, partially offset by lower average effective borrowing costs at CFC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - CONTINUED

     Chrysler's effective income tax rate was 37.1 percent in the first quarter of 1998, compared with 39.6 percent in the first quarter of 1997. This decrease reflects ongoing income tax reduction initiatives by Chrysler.

                         LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $8,714 million at March 31, 1998 (including $895 million held by CFC), compared with $7,848 million at December 31, 1997 (including $788 million held by CFC). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first quarter of 1998 was primarily the result of cash provided by a net increase in total debt and cash generated by operating activities, partially offset by capital expenditures, net finance receivables acquired, dividend payments and common stock repurchases.

      During the first quarter of 1998, Chrysler repurchased 5.3 million shares of its common stock at a cost of $188 million. Chrysler plans to repurchase an additional $1.6 billion of its common stock during the remainder of 1998 as part of a $2 billion repurchase plan which began in November 1997. These planned common stock repurchases are subject to market and general economic conditions.

     At March 31, 1998, Chrysler (excluding CFC) had debt maturities totaling $121 million through 2000. At March 31, 1998, Chrysler had a $2.6 billion revolving credit agreement which expires in April 2002. There were no amounts outstanding under this revolving credit agreement at March 31, 1998. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, common stock repurchase, dividend payment and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $2.2 billion of net proceeds from the sale of automotive retail receivables in the first quarter of 1998 compared with $1.4 billion of net proceeds in the first quarter of 1997. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $5.9 billion and $6.8 billion at March 31, 1998 and 1997, respectively.

     At March 31, 1998, CFC had contractual debt maturities of $5.4 billion for the remainder of 1998 (including $3.3 billion of short-term notes), $3.4 billion in 1999 and $3.2 billion in 2000. CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1998 and a $6 billion facility expiring in April 2002. At March 31, 1998, $2 million was outstanding under CFC's revolving credit facilities. During the first quarter of 1998, CFC began the process of negotiating a new revolving credit facility to replace its $2 billion revolving credit facility which expires in April 1998. CFC believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

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

      In the second quarter of 1998, Chrysler will begin volume production of the all-new Chrysler LHS and 300M sedans. In the second quarter of 1998, Chrysler will cease production of its current Jeep(R) Grand Cherokee and begin the changeover to its all-new Jeep Grand Cherokee. Production of the all-new Jeep Grand Cherokee will begin in the third quarter of 1998. Chrysler currently estimates that this changeover will result in a decline in Jeep Grand Cherokee production in 1998 of approximately 50,000 units as compared to 1997 production.

     Chrysler's worldwide vehicle production in the first quarter of 1998 was 802,279 units, an increase of 40,034 units or 5 percent, as compared with the first quarter of 1997. Worldwide vehicle production for the second quarter of 1998 is expected to be approximately 801,100 units, an increase of 95,600 units or 14 percent, as compared with the second quarter of 1997. Future expected production levels are heavily dependent on Chrysler's ability to maintain its competitive position, continued favorable economic conditions in the U.S. and Canada, the avoidance of work stoppages by represented employees and the successful launch of Chrysler's new products.

     Chrysler continues to operate in a very competitive automotive market environment. This may limit Chrysler's net pricing flexibility in the near term.

     In March 1998, Chrysler and General Motors announced that they are considering a sale of New Venture Gear, Inc. ("NVG"), a joint venture established in 1990. Chrysler and General Motors currently own 64 percent and 36 percent of NVG, respectively. NVG designs and manufactures transmissions and transfer cases. NVG had sales of $1.4 billion in 1997, of which $0.8 billion were sales to Chrysler.

     In addition, Chrysler wishes to caution readers that several factors, as well as those factors described elsewhere in this discussion or in other Securities and Exchange Commission filings, in some cases have affected, and in the future could affect, Chrysler's actual results and could cause Chrysler's actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Chrysler. Those factors include: government regulations as they may affect Chrysler's ability to produce and sell the kinds of vehicles that consumers demand, business conditions and growth in the automotive industry and general economy; changes in gasoline and oil prices; changes in consumer debt levels and interest rates; changes in consumer preferences away from pickup trucks, sport-utility vehicles and minivans; competitive factors, such as domestic and foreign rival car and truck offerings, price pressures and sales incentives, and acceptance of new products; excess or shortage of manufacturing capacity; risks and uncertainties associated with Chrysler's expansion into international markets; and changes in foreign currency exchange rates and the resulting impact on pricing strategies of major foreign competitors. Additionally, several of Chrysler's competitors have larger worldwide sales volumes and greater financial resources, which may, over time, place Chrysler at a competitive disadvantage in responding to its competitors' offerings, substantial changes in consumer preferences, government regulations, or adverse economic conditions in the U.S. and Canada. Finally, the automotive industry historically has been highly cyclical and the duration of these cycles has been difficult to predict.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

                            NEW ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for Chrysler's financial statements for the year ended December 31, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, Chrysler generally expenses the costs of developing or obtaining internal-use software as incurred.
Chrysler is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1998 and 1997 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     As previously reported, on October 8,1997 a jury awarded $12.5 million in compensatory damages and $250 million in punitive damages against Chrysler in "Jimenez vs Chrysler Corporation", a case filed in U.S. District Court in South Carolina. The complaint alleged that the liftgate latch striker of a 1985 Dodge Caravan was defective and opened when the Caravan was struck by another vehicle resulting in the ejection and death of an occupant. Chrysler has filed motions challenging the verdict and the damage awards, and believes that it has meritorious grounds upon which to base an appeal. A number of other complaints are pending against Chrysler involving latches that were the subject of a service action for minivans built before the 1996 model year. Where specified, damages in such complaints (including jurisdictional minimums) aggregate approximately $119 million in compensatory and $250 million in punitive damages as of March 31, 1998. Specified damages represent amounts sought by plaintiffs and do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve these complaints. Moreover, some of the complaints do not specify damages.

     Three new purported class action lawsuits, in addition to the four purported class actions previously reported, allege that the paint applied to all vehicles manufactured by Chrysler between 1982 and 1997 delaminates, peels or chips as the result of defective paint, paint primer, or application processes. One of the new cases is pending in the U.S. District Court for the Southern District of Illinois, and the other two are pending in the Superior Court in San Francisco County, California. Plaintiffs seek unspecified compensatory and punitive damages, costs of repair or replacement, attorneys' fees and costs.

     The U.S. Attorney's Office in Indianapolis, Indiana and the Criminal Investigation Division of the U.S. Environmental Protection Agency are investigating certain wastewater discharges at Chrysler's transmission plant in Kokomo, Indiana. Chrysler is unable to estimate the amount of fines and penalties, if any, that may ultimately be imposed in connection with this matter.

Item 5.  OTHER INFORMATION
                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                        STATEMENT OF EARNINGS (unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                            (In millions of dollars)


                                                                                        1998                1997
                                                                                    -------------       ------------
Sales of manufactured products                                                      $     15,715        $     15,261
Equity in earnings of unconsolidated subsidiaries and affiliates                             182                 133
Interest income and other revenues                                                           201                 201
                                                                                    ------------        ------------
                                                                  TOTAL REVENUES          16,098              15,595
                                                                                    ------------        ------------

Costs, other than items below                                                             12,242              11,866
Depreciation and special tools amortization                                                  773                 641
Selling and administrative expenses                                                        1,024                 999
Employee retirement benefits                                                                 309                 322
Interest expense                                                                              78                  63
                                                                                    ------------        ------------
                                                                  TOTAL EXPENSES          14,426              13,891
                                                                                    ------------        ------------

                                                    EARNINGS BEFORE INCOME TAXES           1,672               1,704
Provision for income taxes                                                                   620                 675
                                                                                    ------------        ------------

                                                                    NET EARNINGS    $      1,052        $      1,029
                                                                                    ============        ============




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

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            BALANCE SHEET (unaudited)
                            (In millions of dollars)


                                                                               1998                      1997
                                                                          -------------     ----------------------------
                                                                             March 31          Dec. 31          March 31
                                                                          -------------     ------------    ------------
ASSETS:
Cash and cash equivalents                                                 $      5,341      $      4,533    $       5,560
Marketable securities                                                            2,510             2,542            2,064
                                                                          ------------      ------------    -------------
  Total cash, cash equivalents and marketable securities                         7,851             7,075            7,624

Accounts receivable - trade and other                                            1,530               936              928
Inventories                                                                      5,456             4,738            4,644
Prepaid employee benefits, taxes and other expenses                              1,582             2,174            1,686
Property and equipment                                                          15,769            15,923           14,110
Special tools                                                                    4,514             4,572            3,924
Investments in and advances to unconsolidated subsidiaries                       3,698             3,405            3,699
Intangible assets                                                                1,543             1,573            1,612
Deferred tax assets                                                              1,764             1,977            1,668
Other noncurrent assets                                                          5,548             5,474            5,976
                                                                          ------------      ------------    -------------
                                                          TOTAL ASSETS    $     49,255      $     47,847    $      45,871
                                                                          ============      =============   =============
LIABILITIES:
Accounts payable                                                          $      9,581      $      8,599    $       8,604
Accrued liabilities and expenses                                                 9,611             9,303            8,719
Short-term debt                                                                    419               378              314
Payments due within one year on long-term debt                                      41                19               21
Amounts due CFC                                                                  1,264             1,667              626
Long-term debt                                                                   2,272             2,258            2,288
Accrued noncurrent employee benefits                                             9,816             9,783            9,537
Other noncurrent liabilities                                                     4,241             4,478            3,995
                                                                          ------------      ------------     ------------
                                                     TOTAL LIABILITIES          37,245            36,485           34,104
                                                                          ------------      ------------      ------------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized 20.0 shares; Series A
    Convertible Preferred Stock; issued and outstanding: 1998 - 0.01; shares 1997 -
    0.02 and 0.03 shares, respectively (aggregate liquidation preference 1998 -
    $7 million; 1997 - $8 million and $15 million, respectively)                     *                 *                *
Common stock - $1 per share par value; authorized
    1,000.0 shares; issued: 1998 - 823.2 shares; 1997 - 823.1
    and 822.3 shares, respectively                                                 823               823              822
Additional paid-in capital                                                       5,219             5,231            5,163
Retained earnings                                                               11,392            10,605            9,560
Treasury stock - at cost:  1998 - 177.7 shares;
    1997 - 174.7 and 134.4 shares, respectively                                 (5,424)           (5,297)          (3,778)
                                                                         -------------    --------------    -------------
                                           TOTAL SHAREHOLDERS' EQUITY           12,010            11,362           11,767
                                                                         -------------    --------------    -------------
                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $      49,255    $       47,847     $     45,871
                                                                         =============    ==============    =============



*  Less than $50,000

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

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                  CONDENSED STATEMENT OF CASH FLOWS (unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                            (In millions of dollars)


                                                                  1998        1997
                                                                ---------  ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 2,173    $ 1,555
                                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                             (203)      (181)
    Sales and maturities of marketable securities                   507        219
    Expenditures for property and equipment                        (651)      (540)
    Expenditures for special tools                                 (342)      (273)
    Purchases of vehicle operating leases                           (17)       (89)
    Proceeds from sales of vehicles under purchased
          operating leases                                           27         12
    Other                                                            81        (11)
                                                                -------    -------
          NET CASH USED IN INVESTING ACTIVITIES                    (598)      (863)
                                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in short-term debt                                        41        (32)
    Proceeds from long-term borrowings                               --      1,088
    Payments on long-term borrowings                                 (6)        (2)
    Change in advances from CFC                                    (403)      (193)
    Repurchases of common stock                                    (197)      (561)
    Dividends paid                                                 (260)      (283)
    Other                                                            58         26
                                                                -------    -------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (767)        43
                                                                -------    -------

Change in cash and cash equivalents                                 808        735
Cash and cash equivalents at beginning of period                  4,533      4,825
                                                                 ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $5,341     $5,560
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

(b)   Reports on Form 8-K
       A report on Form 8-K, dated February 6, 1998, was filed during the three months ended March 31, 1998, reporting the issuance of Preferred Share Purchase Rights to stockholders of record as of February 23, 1998. This item was reported under Item 5 of such Form 8-K.

                                                                       CONFORMED









                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      CHRYSLER CORPORATION
                                            ------------------------------------
                                                         (Registrant)




Date:             April 9, 1998                By      J. D. Donlon, III
             ----------------------               ------------------------------
                                                  J. D. Donlon, III
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

                    For Quarterly Report on Form 10-Q for the
                      Quarterly Period Ended March 31, 1998


EXHIBIT


4C Copy of Rights Agreement, dated as of February 4, 1998, between Chrysler Corporation and First Chicago Trust Company of New York, as Rights Agent, relating to Rights to purchase Chrysler Corporation Junior Participating Cumulative Preferred Stock. Filed as Exhibit 1 to Chrysler Corporation Current Report on Form 8-K, dated February 6, 1998, and incorporated herein by reference.

15A Letter, dated April 8, 1998, re unaudited interim information. (Filed with this report).

15B Letter, dated April 8, 1998, re unaudited interim information. (Filed with this report).

27 Financial Data Schedule for three months ended March 31, 1998 (Filed with this report).