Form 10-Q
period 1998-06-30
CHRYSLER CORP /DE
filed 1998-07-13
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended   June 30, 1998
                               ---------------------
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________


Commission file number  1-9161
                       ----------

                              CHRYSLER CORPORATION
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              STATE OF DELAWARE                               38-2673623
  ----------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


1000 Chrysler Drive,  Auburn Hills, Michigan                 48326-2766
-------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


                                 (248) 576-5741
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---
The registrant had 646,730,468 shares of common stock outstanding as of June 30, 1998.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX

                                                                                             PAGE NO.
Part I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements                                                      1-6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                            7-11


Part II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                         12

         Item 4.      Submission of Matters to a Vote of Security Holders                       13

         Item 5.      Other Information                                                        14-16

         Item 6.      Exhibits and Reports on Form 8-K                                          17

Signature Page                                                                                  18

Exhibit Index                                                                                   19


                          PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
            For the Three and Six Months Ended June 30, 1998 and 1997
                            (In millions of dollars)

                                                                  Three Months Ended              Six Months Ended
                                                              -------------------------      -------------------------
                                                                 1998            1997           1998            1997
                                                              ----------      ---------      ----------       --------
Sales of manufactured products                                $   15,987     $   13,393      $   31,895     $   28,549
Finance and insurance revenues                                       501            400             945            810
Other revenues                                                       513            595             961          1,145
                                                              -----------    -----------     -----------    ----------
                                            TOTAL REVENUES        17,001         14,388          33,801         30,504
                                                              -----------    -----------     -----------    ----------

Costs, other than items below                                     12,803         11,092          25,359         23,060
Depreciation and special tools amortization                          874            706           1,722          1,384
Selling and administrative expenses                                1,093          1,214           2,224          2,421
Employee retirement benefits                                         311            311             626            636
Interest expense                                                     318            254             596            488
                                                              -----------    -----------     -----------    ----------
                                            TOTAL EXPENSES        15,399         13,577          30,527         27,989
                                                              -----------    -----------     -----------    ----------

                              EARNINGS BEFORE INCOME TAXES         1,602            811           3,274          2,515
Provision for income taxes                                           599            328           1,219          1,003
                                                              -----------    -----------     -----------    ----------

                                              NET EARNINGS    $    1,003     $      483      $    2,055     $    1,512
                                                              ==========     ==========      ==========     ==========

                                                                          (In dollars or millions of shares)

BASIC EARNINGS PER COMMON SHARE                               $     1.55     $     0.71      $     3.18     $     2.20
                                                              ===========    ===========     ===========    ==========

Average common shares outstanding                                  646.3          678.9           646.2          688.3

DILUTED EARNINGS PER COMMON SHARE                             $     1.51     $     0.70      $     3.12     $     2.17
                                                              ===========    ===========     ===========    ==========

Average common and dilutive equivalent
  shares outstanding                                               662.9          688.1           659.6          698.3


DIVIDENDS DECLARED PER COMMON SHARE                           $     0.40     $     0.40      $     0.80     $     0.80





See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)


                                                                           1998                      1997
                                                                       -------------         ------------------------
                                                                          June 30            Dec. 31         June 30
                                                                       -------------         --------      ----------
                                                                        (unaudited)                        (unaudited)
ASSETS:
Cash and cash equivalents                                              $      6,999     $      4,898      $      5,623
Marketable securities                                                         3,390            2,950             2,412
                                                                       -------------    -------------     ------------
     Total cash, cash equivalents and marketable securities                  10,389            7,848             8,035

Accounts receivable - trade and other                                         1,674            1,646             2,021
Inventories                                                                   5,868            4,738             6,079
Prepaid employee benefits, taxes and other expenses                           1,240            2,193             1,661
Finance receivables and retained interests in
     sold receivables                                                        17,051           13,518            14,421
Property and equipment                                                       19,020           17,968            16,060
Special tools                                                                 4,488            4,572             4,144
Intangible assets                                                             1,525            1,573             1,949
Other noncurrent assets                                                       6,546            6,362             6,658
                                                                       -------------    -------------     ------------
                                                      TOTAL ASSETS     $     67,801     $     60,418      $     61,028
                                                                       =============    =============     ============

LIABILITIES:
Accounts payable                                                       $     10,531     $      9,512      $      9,564
Accrued liabilities and expenses                                             11,050            9,717             9,410
Short-term debt                                                               4,107            3,841             3,903
Payments due within one year on long-term debt                                3,153            2,638             3,538
Long-term debt                                                               11,796            9,006             9,367
Accrued noncurrent employee benefits                                         10,006            9,841             9,729
Other noncurrent liabilities                                                  4,380            4,501             3,957
                                                                       -------------    -------------     ------------
                                                 TOTAL LIABILITIES           55,023           49,056            49,468
                                                                       -------------    -------------     ------------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
     20.0 shares; Series A Convertible Preferred Stock;
     issued and outstanding: 1998 - 0.01 shares; 1997 - 0.02
     and 0.02 shares, respectively (aggregate liquidation
     preference 1998 - $4 million; 1997 - $8 million and $8
     million, respectively)
                                                                                  *                *                 *
Common stock - $1 per share par value; authorized
     1,000.0 shares; issued: 1998 - 823.5 shares; 1997 - 823.1
     and 823.1 shares, respectively                                             824              823               823
Additional paid-in capital                                                    5,219            5,231             5,169
Retained earnings                                                            12,139           10,605             9,793
Treasury stock - at cost: 1998 - 176.8 shares;
     1997 - 174.7 and 148.6 shares, respectively                             (5,404)          (5,297)           (4,225)
                                                                       -------------    -------------     -------------
                                        TOTAL SHAREHOLDERS' EQUITY           12,778           11,362             11,560
                                                                       -------------    -------------     -------------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $     67,801     $     60,418      $     61,028
                                                                       =============    =============     =============

*    Less than $50 thousand

See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                 For the Six Months Ended June 30, 1998 and 1997
                            (In millions of dollars)


                                                                                           1998                1997
                                                                                      -------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $      3,895         $      3,505
                                                                                      -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                                                      (2,255)             (1,559)
     Sales and maturities of marketable securities                                            2,359               1,741
     Finance receivables acquired                                                           (15,490)            (14,313)
     Finance receivables collected                                                            4,946               4,259
     Proceeds from sales of finance receivables                                               8,810               8,156
     Expenditures for property and equipment                                                 (1,427)             (1,404)
     Expenditures for special tools                                                            (603)               (808)
     Purchases of vehicle operating leases                                                   (1,384)               (891)
     Proceeds from sales of vehicles under purchased
         operating leases                                                                       162                  77
     Other                                                                                      197                (182)
                                                                                      -------------        ------------
                                             NET CASH USED IN INVESTING ACTIVITIES           (4,685)             (4,924)
                                                                                      -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in short-term debt                                                                  266                 689
     Proceeds from long-term borrowings                                                       4,729               4,336
     Payments on long-term borrowings                                                        (1,467)             (1,607)
     Repurchases of common stock                                                               (197)             (1,007)
     Dividends paid                                                                            (519)               (560)
     Other                                                                                       79                  33
                                                                                      -------------        ------------
                                         NET CASH PROVIDED BY FINANCING ACTIVITIES            2,891               1,884
                                                                                      -------------        ------------

Change in cash and cash equivalents                                                           2,101                 465
Cash and cash equivalents at beginning of period                                              4,898               5,158
                                                                                      -------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $       6,999        $      5,623
                                                                                      =============        ============







See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries that are controlled by Chrysler. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary or does not reside with Chrysler are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three and six months ended June 30, 1998 and 1997 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts for 1997 have been reclassified to conform with current period classifications.

NOTE 2.  INVENTORIES

Inventories, summarized by major classification, were as follows:

                                                                           1998                       1997
                                                                       -------------    ------------------------------
                                                                          June 30           Dec. 31          June 30
                                                                       -------------    -------------     -----------
                                                                                     (In millions of dollars)
Finished products, including service parts                             $      1,965     $      1,883      $      1,770
Raw materials, finished production parts and supplies                         1,446            1,445             1,423
Vehicles held for short-term lease                                            2,457            1,410             2,886
                                                                       -------------    -------------     ------------
                                                             TOTAL     $      5,868     $      4,738      $      6,079
                                                                       =============    =============     ============

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


                                                       Three Months Ended June 30           Six Months Ended June 30
                                                      ------------------------------     --------------------------------
                                                          1998             1997              1998             1997
                                                      ------------     -------------     ------------      --------------
                                                                          (In millions of dollars)
Net earnings                                         $      1,003      $        483     $      2,055      $       1,512
Other comprehensive earnings (loss)                            (8)               16              (17)                (8)
                                                     -------------     -------------    -------------     --------------
     Total comprehensive earnings                    $        995      $        499     $      2,038      $       1,504
                                                     =============     =============    =============     ==============

In the second quarter of 1998, Chrysler adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective January 1, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Historically, Chrysler generally expensed the costs of developing or obtaining internal-use software as incurred. Adoption of the standard did not have a material effect on Chrysler's consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. PROPOSED BUSINESS COMBINATION

On May 7, 1998, Chrysler, Daimler-Benz Aktiengesellschaft
("Daimler-Benz") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange one DaimlerChrysler ordinary share for each Daimler-Benz ordinary share; and (iii) the merger of Daimler-Benz with and into DaimlerChrysler. In the Chrysler merger, each share of outstanding Chrysler common stock will be converted into the right to receive 0.6235 DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler-Benz, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler.

On May 7, 1998, Chrysler entered into a Stockholder Agreement with Kirk Kerkorian and Tracinda Corporation (together, "Tracinda"), the owner of approximately 14 percent of the common stock of Chrysler, pursuant to which Tracinda has agreed to vote its shares in favor of the transactions contemplated by the Business Combination Agreement.

Also on May 7, 1998, Chrysler amended its Rights Agreement, dated as of February 5, 1998, with First Chicago Trust Company of New York. The amendment renders the Rights Agreement inapplicable to the transactions contemplated by the Business Combination Agreement.

The transaction is expected to close later in 1998, subject to the approval of Chrysler's and Daimler-Benz's shareholders, regulatory approvals and the satisfaction or waiver of various other conditions as more fully described in the Business Combination Agreement, including completion of the exchange of a least 80 percent of the outstanding shares of Daimler-Benz on a fully diluted basis for DaimlerChrysler shares. Chrysler's shareholders will be asked to vote on the proposed business combination at a Special Shareholders' Meeting to be held on September 18, 1998.

NOTE 5.  COMMON STOCK REPURCHASES

During the first six months of 1998, Chrysler repurchased 5.3 million shares of its common stock at a cost of $188 million. Further repurchases of its common stock have been suspended as a result of the pending business combination of Chrysler and Daimler-Benz described in Note 4.

NOTE 6.  PREFERRED STOCK REDEMPTION

On July 2, 1998, Chrysler announced the redemption of all of the outstanding Depositary Shares representing its Series A Convertible Preferred Stock. The redemption price will be $51.85 per Depositary Share, plus accrued interest to the redemption date. The redemption date will be July 24, 1998. Holders of the Depositary Shares can convert their Depositary Shares into Chrysler common stock on or before July 17, 1998.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                      Three Months Ended June 30           Six Months Ended June 30
                                                    -----------------------------      -------------------------------
                                                        1998             1997                1998             1997
                                                    ------------     -------------      -------------     -------------
                                                                   (In millions of dollars and shares,
                                                                     except per-common-share amounts)
Net Earnings                                       $       1,003     $         483      $       2,055     $       1,512
Less: Preferred stock dividends                              --                 (1)                --                (1)
                                                   -------------     -------------      -------------     -------------
Net earnings on common stock                       $       1,003     $         482      $       2,055     $       1,511
                                                   =============     =============      =============     =============
Basic EPS:
Weighted-average common shares outstanding                 646.3             678.9              646.2             688.3
                                                   =============     =============      =============     =============

Basic EPS                                          $        1.55     $        0.71      $        3.18     $        2.20
                                                   =============     =============      =============     =============
Diluted EPS:
Weighted-average common shares outstanding                 646.3             678.9              646.2             688.3
Shares issued on exercise of dilutive options               36.3              25.6               32.2              26.1
Shares purchased with proceeds of options                  (22.8)            (19.7)             (21.8)            (19.4)
Shares applicable to convertible preferred stock             0.6               1.5                0.7               1.7
Shares contingently issuable                                 2.5               1.8                2.3               1.6
                                                   -------------     -------------      -------------     -------------

Shares applicable to diluted earnings                      662.9             688.1              659.6             698.3
                                                   =============     =============      =============     =============

Diluted EPS                                        $        1.51     $        0.70      $        3.12     $        2.17
                                                   =============     =============      =============     =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $1,602 million for the second quarter of 1998, compared with $811 million for the second quarter of 1997. For the first six months of 1998, Chrysler reported earnings before income taxes of $3,274 million, compared with $2,515 million for the first six months of 1997. Net earnings for the second quarter of 1998 were $1,003 million, or $1.55 per common share ($1.51 per diluted common share), compared with $483 million, or $0.71 per common share ($0.70 per diluted common share), for the second quarter of 1997. Net earnings for the first six months of 1998 were $2,055 million, or $3.18 per common share ($3.12 per diluted common share), compared with $1,512 million, or $2.20 per common share ($2.17 per diluted common share), for the first six months of 1997.

     Earnings for the second quarter and first six months of 1998 compared to the corresponding 1997 periods reflect an increase in vehicle shipments, improved product mix and decreased warranty costs, partially offset by an increase in average sales incentives and higher profit-based employee compensation. The increase in average sales incentives per vehicle was attributable to an increasingly competitive market environment. The decrease in warranty costs was primarily related to several voluntary customer service actions and recalls initiated in the second quarter of 1997.

     Earnings for the second quarter and first six months of 1997 included an estimated unfavorable impact of approximately $730 million ($438 million after taxes) related to a 29-day strike at an engine plant in Detroit, Michigan. The full-year estimated impact of the strike was $590 million ($364 million after taxes) after taking into account the effect of a partial recovery of production losses that occurred during the remainder of 1997.

     Chrysler's worldwide vehicle shipments in the second quarter and first six months of 1998 were 849,369 units and 1,675,089 units, respectively, compared with 738,453 units and 1,519,692 units, respectively, in the second quarter and first six months of 1997. The increases in worldwide shipments primarily reflect the unfavorable impact of a 29-day strike in 1997 and shipments of Chrysler's all-new Dodge Durango in 1998. Chrysler's vehicle shipments outside of the U.S., Canada and Mexico in the second quarter and first six months of 1998 were 50,911 units and 107,691 units, respectively, compared with 72,308 units and 125,160 units, respectively, in the second quarter and first six months of 1997. The decrease in shipments outside of the U.S., Canada and Mexico is primarily caused by continued economic difficulties in Asian markets.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the second quarter of 1998, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 18.0 million units compared with 16.2 million units for the second quarter of 1997. In the first six months of 1998, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 17.4 million units compared with 16.6 million units for the first six months of 1997.

        Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the second quarter and first six months of 1998 and 1997 were as follows:


                                                     Second Quarter                          Six Months
                                           ----------------------------------   ------------------------------------
                                                                     Increase/                              Increase/
                                            1998          1997      (Decrease)       1998         1997      (Decrease)
                                           ---------     -------    -----------    ---------   -----------  ----------
        U.S. Retail Market (1):
             Car sales                        215,182      215,338         (156)     390,759       418,315     (27,556)
             Car market share                     9.3%         9.7%        (0.4)%        9.3%          9.9%       (0.6)%
             Truck sales (including minivans) 508,136      413,152       94,984      910,859       782,830     128,029
             Truck market share                  22.9%        21.8%         1.1 %       22.9%         21.9%        1.0 %
             Combined car and truck sales     723,318      628,490       94,828    1,301,618     1,201,145     100,473
             Combined car and truck
                 market share                    15.9%        15.3%         0.6 %       15.9%         15.4%        0.5 %
          U.S. and Canada Retail Market (1):
             Combined car and truck sales     802,572      702,210      100,362    1,444,661     1,329,054     115,607
             Combined car and truck
                 market share                    16.1%        15.5%         0.6 %       16.2%         15.6%        0.6 %

(1)  All retail sales and market share data include fleet sales.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL REVIEW - CONTINUED

     Chrysler's U.S. car market share for the second quarter and first six months of 1998 decreased compared with the second quarter and first six months of 1997 primarily as a result of reduced fleet sales of Chrysler's full-size sedans. Chrysler's U.S. truck market share for the second quarter and first six months of 1998 increased compared with the second quarter and first six months of 1997 primarily as a result of the unfavorable impact of a 29-day strike in the second quarter of 1997 and sales of the all-new Dodge Durango in 1998.

     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $178 million for the second quarter of 1998 compared with $156 million for the second quarter of 1997. For the first six months of 1998, CFC reported earnings before income taxes of $338 million compared with $297 million for the first six months of 1997. CFC's net earnings for the second quarter and first six months of 1998 were $120 million and $228 million, respectively, compared with $103 million and $196 million, respectively, for the second quarter and first six months of 1997. The increase in net earnings primarily reflects higher gains and servicing fees from sales of finance receivables.

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the second quarter and first six months of 1998 and 1997 were as follows:


                                                  Second Quarter                                  Six Months
                                    ----------------------------------------      ---------------------------------------
                                                                  Increase/                                     Increase/
(In millions of dollars)               1998           1997        (Decrease)         1998            1997      (Decrease)
                                    -----------    -----------    ----------      -----------    -----------  -----------
Sales of manufactured products      $   15,987     $   13,393           19 %      $   31,895     $   28,549          12 %
Finance and insurance revenues             501            400           25 %             945            810          17 %
Other revenues                             513            595          (14)%             961          1,145         (16)%
                                    -----------    -----------                    -----------    -----------
     Total revenues                 $   17,001     $   14,388           18 %      $   33,801     $    30,504         11 %
                                    ===========    ===========                    ===========    ===========

     The increase in Sales of manufactured products in the second quarter and first six months in 1998 compared with the corresponding 1997 periods primarily reflects an increase in vehicle shipments of 15 percent and 10 percent, respectively, and increased average revenue per unit. The increase in average revenue per unit is the result of improved product mix, partially offset by increased average sales incentives.

     The increase in Finance and insurance revenues in the second quarter and first six months of 1998 compared with the corresponding 1997 periods was primarily attributable to increased levels of vehicles under purchased operating leases.

     The decrease in Other revenues in the second quarter and first six months of 1998 compared with the corresponding 1997 periods was primarily attributable to the divestiture of Chrysler's Car Rental Operations in December 1997, partially offset by higher gains and servicing fees from sales of finance receivables at CFC.

     Chrysler's total expenses for the second quarter and first six months of 1998 and 1997 were as follows:


                                                           Second Quarter                            Six Months
                                          -------------------------------------     ---------------------------------------
                                                                        Increase/                                 Increase/
                                               1998          1997       (Decrease)      1998           1997       (Decrease)
                                              ------        ------     ----------   -----------  ------------  ------------
(In millions of dollars)
Costs, other than items below             $   12,803    $   11,092           15 %   $   25,359    $   23,060           10 %
Depreciation and special tools
     amortization                                874           706           24 %        1,722         1,384           24 %
Selling and administrative expenses            1,093         1,214          (10)%        2,224         2,421           (8)%
Employee retirement benefits                     311           311          --             626           636           (2)%
Interest expense                                 318           254           25 %          596           488           22 %
                                          -----------   -----------                 ----------    -----------
     Total expenses                       $   15,399    $   13,577           13 %   $   30,527    $   27,989            9 %
                                          ===========   ===========                 ===========   ===========

     Costs, other than items below increased in the second quarter and first six months of 1998 compared with the corresponding 1997 periods primarily as a result of an increase in vehicle shipments of 15 percent and 10 percent, respectively. Costs, other than items below were 80 percent of Sales of manufactured products for both the second quarter and first six months of 1998 compared with 83 percent and 81 percent for the second quarter and first six months of 1997, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - CONTINUED

     Depreciation and special tools amortization for the second quarter and first six months of 1998 increased compared with the corresponding 1997 periods primarily as a result of higher levels of property and equipment and tooling in use, including increased depreciation related to higher levels of vehicles under purchased operating leases.

     Selling and administrative expenses for the second quarter and first six months of 1998 decreased compared with the corresponding 1997 periods primarily as a result of the divestiture of Chrysler's Car Rental Operations as well as reduced advertising costs.

     Interest expense for the second quarter and first six months of 1998 increased compared with the corresponding 1997 periods primarily as a result of higher average debt levels at CFC, partially offset by lower average effective cost of borrowings at CFC.

     Chrysler's effective income tax rates were 37.4 percent and 37.2 percent in the second quarter and first six months of 1998, respectively, compared with
40.4 percent and 39.9 percent in the second quarter and first six months of 1997, respectively. These decreases reflect ongoing income tax reduction initiatives by Chrysler.

                         LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $10,389 million at June 30, 1998 (including $1,187 million held by CFC), compared with $7,848 million at December 31, 1997 (including $788 million held by CFC). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first six months of 1998 was primarily the result of cash generated by operating activities and cash provided by a net increase in total debt, partially offset by capital expenditures, net finance receivables acquired and dividend payments.

     During the first six months of 1998, Chrysler repurchased 5.3 million shares of its common stock at a cost of $188 million. Further repurchases of its common stock have been suspended as a result of the pending business combination of Chrysler and Daimler-Benz Aktiengesellschaft ("Daimler-Benz") described in the Proposed Business Combination section below.

     At June 30, 1998, Chrysler (excluding CFC) had debt maturities totaling $144 million through 2000. At June 30, 1998, Chrysler had a $2.6 billion revolving credit agreement which expires in April 2002. There were no amounts outstanding under this revolving credit agreement at June 30, 1998. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity, dividend payment and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $5.1 billion of net proceeds from the sale of automotive retail receivables in the first six months of 1998 compared with $3.2 billion of net proceeds in the first six months of 1997. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $4.4 billion and $6.8 billion at June 30, 1998 and 1997, respectively.

     At June 30, 1998, CFC had contractual debt maturities of $4.7 billion for the remainder of 1998 (including $3.3 billion of short-term notes), $3.4 billion in 1999 and $3.6 billion in 2000. During the second quarter of 1998, CFC replaced its existing $2 billion revolving credit agreement, which expired in April 1998, with a new $2 billion revolving credit agreement expiring in April 1999. Additionally, CFC has a $6 billion revolving credit facility expiring in April 2002. At June 30, 1998, $5 million was outstanding under these facilities. CFC believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

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

     Chrysler's average sales incentives per vehicle increased during 1998 as a result of an increasingly competitive automotive environment, including the continued unfavorable effects of changes in the Japanese yen to U.S. dollar exchange rate. Chrysler expects to continue to face an increasingly competitive automotive environment, which is likely to continue to limit vehicle pricing flexibility in the near term. In addition, the weakness of the Japanese yen and other Asian currencies against the U.S. dollar and the continued deterioration in the Asian economies could result in substantial increases in imports from Asia to the U.S. and Canada. The Asian economic difficulties could result in more intense competition in the automotive industry and could have an unfavorable effect on overall economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated.

     In the second quarter of 1998, Chrysler began volume production of the all-new Chrysler LHS and 300M sedans. Also, in the second quarter of 1998, Chrysler ceased production of its current Jeep(R) Grand Cherokee and began the changeover to its all-new Jeep Grand Cherokee. Volume production of the all-new Jeep Grand Cherokee will begin in July 1998. Chrysler currently estimates that this changeover will result in a decline in Jeep Grand Cherokee production in 1998 of approximately 50,000 units as compared to 1997 production.

     Chrysler's worldwide vehicle production in the second quarter of 1998 was 811,472 units, an increase of 105,966 units or 15 percent, as compared with the second quarter of 1997. Worldwide vehicle production for the third quarter of 1998 is expected to be approximately 631,300 units, an increase of 58,800 units or 10 percent, as compared with the third quarter of 1997. Future expected production levels are heavily dependent on Chrysler's ability to maintain its competitive position, continued favorable economic conditions in the U.S. and Canada, the avoidance of work stoppages by represented employees and the successful launch of Chrysler's new products.

     In the first six months of 1998, retail (including fleet) industry sales of new cars and trucks in the U.S., on a Seasonally Adjusted Annual Rate basis, were 16.0 million units. Chrysler projects that 1998 retail (including fleet) industry sales for the U.S. will range from 15.2 million to 15.5 million units. Retail (including fleet) industry sales in the second half of 1998 are expected to be negatively impacted by the labor strike at General Motors Corporation as well as the "pull-ahead" effect of unusually large sales incentives in the second quarter of 1998. Actual levels of retail (including fleet) industry sales will depend on, among other things, economic conditions in the U.S. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                          PROPOSED BUSINESS COMBINATION

     On May 7, 1998, Chrysler, Daimler-Benz and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange one DaimlerChrysler ordinary share for each Daimler-Benz ordinary share; and (iii) the merger of Daimler-Benz with and into DaimlerChrysler. In the Chrysler merger, each share of outstanding Chrysler common stock will be converted into the right to receive 0.6235 DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler-Benz, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler.

     On May 7, 1998, Chrysler entered into a Stockholder Agreement with Kirk Kerkorian and Tracinda Corporation (together, "Tracinda"), the owner of approximately 14 percent of the common stock of Chrysler, pursuant to which Tracinda has agreed to vote its shares in favor of the transactions contemplated by the Business Combination Agreement.

     Also on May 7, 1998, Chrysler amended its Rights Agreement, dated as of February 5, 1998, with First Chicago Trust Company of New York. The amendment renders the Rights Agreement inapplicable to the transactions contemplated by the Business Combination Agreement.

     The transaction is expected to close later in 1998, subject to the approval of Chrysler's and Daimler-Benz's shareholders, regulatory approvals and the satisfaction of waiver of various other conditions as more fully described in the Business Combination Agreement, including completion of the exchange of at least 80 percent of the outstanding shares of Daimler-Benz on a fully diluted basis for DaimlerChrysler shares. Chrysler's shareholders will be asked to vote on the proposed business combination at a Special Shareholder's Meeting to be held on September 18, 1998.

                            NEW ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for Chrysler's financial statements for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on Chrysler's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Chrysler will adopt this accounting standard as required by January 1, 2000.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and six months ended June 30, 1998 and 1997 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS


     As previously reported, on October 8, 1997 a jury awarded $12.5 million in compensatory damages and $250 million in punitive damages against Chrysler in "Jimenez vs. Chrysler Corporation", a case filed in U.S. District Court in South Carolina. The complaint alleged that the liftgate latch striker of a 1985 Dodge Caravan was defective and opened when the Caravan was struck by another vehicle resulting in the ejection and death of an occupant. Chrysler has filed motions challenging the verdict and the damage awards, and intends to pursue such motions vigorously. A number of other complaints are pending against Chrysler involving latches that were the subject of a service action for minivans built before the 1996 model year. Where specified, damages in such complaints (including jurisdictional minimums) aggregate approximately $100 million in compensatory and $250 million in punitive damages as of June 30, 1998. Specified damages represent amounts sought by plaintiffs and do not necessarily constitute an accurate measure of Chrysler's ultimate cost to resolve these complaints. Moreover, some of the complaints do not specify damages.

     Three new purported class action lawsuits, in addition to the seven purported class actions previously reported, allege that the paint applied to all vehicles manufactured by Chrysler between 1982 and 1997 delaminates, peels or chips as the result of defective paint, paint primer, or application processes. One of the new cases is pending in the U.S. District Court for the Northern District of California, one is pending in the Supreme Court, Queens County, New York, and one is pending in the Court of Common Pleas, Philadelphia County, Pennsylvania. Plaintiffs seek unspecified compensatory and punitive damages, costs of repair or replacement, attorneys' fees and costs.

     On June 19, 1998, the Wisconsin Supreme Court reversed a summary judgment granted in favor of Chrysler in an action filed by the State of Wisconsin in Waukesha County Circuit Court. The State alleges violations of state environmental law in connection with the disposal of hazardous materials in the late 1960's.

     Two purported class action lawsuits were filed against Chrysler and its directors on or about May 8,1998 alleging breach of fiduciary duties in connection with the proposed business combination with Daimler-Benz Aktiengesellschaft announced May 7, 1998. To date, Chrysler has not been served with either lawsuit.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Chrysler Corporation was held on May 21, 1998.

(c) The following matters were submitted to a vote at the meeting:

     (1) the election of the following nominees as directors of Chrysler Corporation. The vote with respect to each nominee was as follows:

                  NOMINEE                               FOR                    WITHHELD
------------------------------------------         ------------------        -------------
           Lilyan H. Affinito                          538,784,910               15,442,876
           James D. Aljian                             538,642,629               15,585,157
           Robert E. Allen                             537,829,329               16,398,457
           Joseph A. Califano, Jr.                     537,796,988               16,430,798
           Robert J. Eaton                             539,332,325               14,895,461
           Earl G. Graves                              538,911,805               15,315,981
           Kent Kresa                                  539,397,371               14,830,415
           Robert J. Lanigan                           538,614,742               15,613,044
           Robert A. Lutz                              539,080,900               15,146,886
           Peter A. Magowan                            539,258,806               14,968,980
           John B. Neff                                539,222,924               15,004,862
           Lynton R. Wilson                            539,067,800               15,159,986

     (2) a recommendation of the Board of Directors that the stockholders appoint the firm of Deloitte & Touche LLP as independent accountants to audit the books, records and accounts of Chrysler Corporation for the year 1998. The vote on this matter was as follows:

                                                                                                BROKER
                   FOR                      AGAINST                   ABSTAIN                  NON-VOTES
              ------------                 ---------                 ---------                 ---------
               552,102,962                  943,190                  1,181,634                    -0-

     (3) a stockholder proposal related to cumulative voting in the election of directors. The vote on this matter was as follows:

                                                                                                BROKER
                   FOR                      AGAINST                   ABSTAIN                  NON-VOTES
               ----------               -------------              -----------               -----------
               88,678,975                 381,398,802               17,406,141                66,743,868

     (4) a stockholder proposal requesting that Chrysler Corporation endorse the Coalition for Environmentally Responsible Economies ("CERES") Principles for corporate environmental accountability. The vote on this matter was as follows:

                                                                                                BROKER
                   FOR                      AGAINST                   ABSTAIN                  NON-VOTES
               -----------               ------------              ------------              ------------
               27,915,759                 440,214,041               19,354,118                66,743,868

     (5) a stockholder proposal requesting that Chrysler Corporation obtain shareholder consent/approval for political contributions in excess of $10,000 annually to a political party. This proposal further requests that Chrysler publish in its Annual Report to Shareholders a list of political contributions for the previous 12 month period. The vote on this matter was as follows:

                                                                                                BROKER
                   FOR                      AGAINST                   ABSTAIN                  NON-VOTES
               ----------                 ------------              ---------                -----------
               10,491,639                 452,330,162               24,662,117                66,743,868

Item 5.    OTHER INFORMATION
                                                       SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                        STATEMENT OF EARNINGS (unaudited)
            For the Three and Six Months Ended June 30, 1998 and 1997
                            (In millions of dollars)

                                                                  Three Months Ended             Six Months Ended
                                                              ------------------------       -----------------------
                                                                 1998            1997           1998            1997
                                                              ---------        --------      ---------        ------
Sales of manufactured products                                $    15,695    $    13,671     $    31,410    $   28,932
Equity in earnings of unconsolidated subsidiaries
    and affiliates                                                    191            176             373           309
Interest income and other revenues                                    255            206             456           407
                                                              -----------    -----------     -----------    ----------
                                            TOTAL REVENUES         16,141         14,053          32,239        29,648
                                                              -----------    -----------     -----------    ----------

Costs, other than items below                                      12,401         11,197          24,643        23,063
Depreciation and special tools amortization                           778            659           1,551         1,300
Selling and administrative expenses                                   978          1,016           2,002         2,015
Employee retirement benefits                                          308            304             617           626
Interest expense                                                       74             66             152           129
                                                              -----------    -----------     -----------    ----------
                                            TOTAL EXPENSES         14,539         13,242          28,965        27,133
                                                              -----------    -----------     -----------    ----------

                              EARNINGS BEFORE INCOME TAXES          1,602            811           3,274         2,515
Provision for income taxes                                            599            328           1,219         1,003
                                                              -----------    -----------     -----------    ----------

                                              NET EARNINGS    $     1,003    $       483     $     2,055    $    1,512
                                                              ===========    ===========     ===========    ==========





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

                                                       SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            BALANCE SHEET (unaudited)
                            (In millions of dollars)

                                                                               1998                      1997
                                                                          -------------     ---------------------------
                                                                              June 30          Dec. 31         June 30
                                                                          -------------     -------------    -----------
ASSETS:
Cash and cash equivalents                                                 $      6,264      $      4,533     $      5,013
Marketable securities                                                            2,980             2,542            2,027
                                                                          ------------      -------------    ------------
     Total cash, cash equivalents and marketable securities                      9,244             7,075            7,040

Accounts receivable - trade and other                                            1,134               936            1,103
Inventories                                                                      5,868             4,738            5,053
Prepaid employee benefits, taxes and other expenses                              1,220             2,174            1,627
Property and equipment                                                          16,017            15,923           14,429
Special tools                                                                    4,488             4,572            4,144
Investments in and advances to unconsolidated subsidiaries                       3,610             3,405            3,669
Intangible assets                                                                1,525             1,573            1,596
Deferred tax assets                                                              1,690             1,977            1,727
Other noncurrent assets                                                          5,501             5,474            5,930
                                                                          -------------     -------------    ------------
                                                          TOTAL ASSETS    $     50,297      $     47,847     $     46,318
                                                                          =============     =============    ============
LIABILITIES:
Accounts payable                                                          $      8,966      $      8,599     $      8,410
Accrued liabilities and expenses                                                10,831             9,303            9,076
Short-term debt                                                                    363               378              357
Payments due within one year on long-term debt                                      42                19              533
Amounts due CFC                                                                  1,132             1,667              830
Long-term debt                                                                   2,273             2,258            1,766
Accrued noncurrent employee benefits                                             9,946             9,783            9,666
Other noncurrent liabilities                                                     3,966             4,478            4,120
                                                                          -------------     -------------    ------------
                                                     TOTAL LIABILITIES          37,519            36,485           34,758
                                                                          -------------     -------------    ------------
SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized
     20.0 shares; Series A Convertible Preferred Stock;
     issued and outstanding: 1998 - 0.01 shares;
     1997 - 0.02 and 0.02 shares, respectively (aggregate
     liquidation preference 1998 - $4 million;
     1997 - $8 million and $8 million, respectively)                                 *                 *                *
Common stock - $1 per share par value; authorized
     1,000.0 shares; issued: 1998 - 823.5 shares; 1997 - 823.1
     and 823.1 shares, respectively                                                824               823              823
Additional paid-in capital                                                       5,219             5,231            5,169
Retained earnings                                                               12,139            10,605            9,793
Treasury stock - at cost: 1998 - 176.8 shares;
     1997 - 174.7 and 148.6 shares, respectively                                (5,404)           (5,297)          (4,225)
                                                                          --------------    --------------   --------------
                                            TOTAL SHAREHOLDERS' EQUITY          12,778            11,362           11,560
                                                                          -------------     -------------    -------------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $     50,297      $     47,847     $     46,318
                                                                          =============     =============    ============

*  Less than $50 thousand

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

                                                       SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                  CONDENSED STATEMENT OF CASH FLOWS (unaudited)
                 For the Six Months Ended June 30, 1998 and 1997
                            (In millions of dollars)

                                                                                        1998                   1997
                                                                                    ------------          ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $      4,738          $      2,697
                                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                                       (551)                 (390)
   Sales and maturities of marketable securities                                             654                   481
   Expenditures for property and equipment                                                (1,423)               (1,354)
   Expenditures for special tools                                                           (603)                 (808)
   Purchases of vehicle operating leases                                                     (45)                 (131)
   Proceeds from sales of vehicles under purchased
       operating leases                                                                       57                    29
   Other                                                                                      96                    98
                                                                                    ------------          ------------
                                           NET CASH USED IN INVESTING ACTIVITIES          (1,815)               (2,075)
                                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt                                                                 (15)                   11
   Proceeds from long-term borrowings                                                          6                 1,088
   Payments on long-term borrowings                                                          (11)                  (11)
   Change in advances from CFC                                                              (535)                   12
   Repurchases of common stock                                                              (197)               (1,007)
   Dividends paid                                                                           (519)                 (560)
   Other                                                                                      79                    33
                                                                                    ------------          ------------
                                           NET CASH USED IN FINANCING ACTIVITIES          (1,192)                 (434)
                                                                                    ------------          ------------

Change in cash and cash equivalents                                                        1,731                   188
Cash and cash equivalents at beginning of period                                           4,533                 4,825
                                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      6,264          $      5,013
                                                                                    ============          ============


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

(b)  Reports on Form 8-K
           A report on Form 8-K, dated May 7, 1998, was filed during the three months ended June 30, 1998, reporting the Business Combination Agreement between Chrysler, Daimler-Benz Aktiengesellschaft, and DaimlerChrysler Aktiengesellschaft. This item was reported under Item 1 of such Form 8-K.

                                                                   CONFORMED



                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          CHRYSLER CORPORATION
                                                          ---------------------
                                                              (Registrant)




Date:           July 13, 1998                 By   J. D. Donlon, III
          -----------------------                  ----------------------
                                                   J. D. Donlon, III
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

                    For Quarterly Report on Form 10-Q for the
                      Quarterly Period Ended June 30, 1998


     EXHIBIT

     10A Copy of Chrysler Corporation Stock Option Plan, as amended and in effect on and after May 6, 1998. (Filed with this report).

     10B Copy of Chrysler Corporation 1991 Stock Compensation Plan, as amended and in effect on and after May 6, 1998. (Filed with this report).

     10C Copy of Chrysler Corporation Incentive Compensation Plan, as amended and in effect on and after May 6, 1998. (Filed with with this report).

     10D Copy of Chrysler Corporation Discretionary Incentive Compensation Plan, as amended and in effect on and after May 6, 1998. (Filed with this report).

     10E Copy of Long-Term Incentive Compensation Plan, as amended and in effect on and after May 6, 1998. (Filed with this report).

     15A          Letter, dated July 10, 1998, re unaudited interim information.
                  (Filed with this report.)

     15B          Letter, dated July 10, 1998, re unaudited interim information.
                  (Filed with this report.)

     27 Financial Data Schedule for the six months ended June 30, 1998. (Filed with this report.)