Form 10-Q
period 1998-09-30
CHRYSLER CORP /DE
filed 1998-10-13
CIK 791269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended    September 30, 1998
                              --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------


Commission file number      1-9161
                         -----------



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

The registrant had 647,423,781 shares of common stock outstanding as of September 30, 1998.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX
                                      -----

                                                                                        PAGE NO.
                                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements                                                 1-6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                       7-12


Part II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                    13

         Item 4.      Submission of Matters to a Vote of Security Holders                  14

         Item 5.      Other Information                                                   15-17

         Item 6.      Exhibits and Reports on Form 8-K                                     18

Signature Page                                                                             19

Exhibit Index                                                                              20

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1.    FINANCIAL STATEMENTS

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
         For the Three and Nine Months Ended September 30, 1998 and 1997
                            (In millions of dollars)

                                                                   Three Months Ended             Nine Months Ended
                                                              --------------------------     --------------------------
                                                                  1998            1997           1998            1997
                                                              -----------    -----------     -----------    -----------
Sales of manufactured products                                $    13,910    $    12,101     $    45,805    $    40,650
Finance and insurance revenues                                        572            394           1,517          1,204
Other revenues                                                        475            681           1,436          1,826
                                                              ------------   ------------    ------------   -----------
                                            TOTAL REVENUES         14,957         13,176          48,758         43,680
                                                              ------------   ------------    ------------   -----------

Costs, other than items below                                      11,283         10,145          36,642         33,205
Depreciation and special tools amortization                           817            590           2,539          1,974
Selling and administrative expenses                                 1,106          1,139           3,330          3,560
Employee retirement benefits                                          326            325             952            961
Interest expense                                                      346            251             942            739
                                                              ------------   ------------    ------------   -----------
                                            TOTAL EXPENSES         13,878         12,450          44,405         40,439
                                                              ------------   ------------    ------------   -----------

                              EARNINGS BEFORE INCOME TAXES          1,079            726           4,353          3,241
Provision for income taxes                                            397            285           1,616          1,288
                                                              ------------   ------------    ------------   -----------

                                              NET EARNINGS    $       682    $       441     $     2,737    $     1,953
                                                              ============   ============    ============   ===========



                                                                             (In dollars or millions of shares)
BASIC EARNINGS PER COMMON SHARE                               $      1.05    $      0.66      $     4.23     $     2.86
                                                              ===========    ===========     ===========    ===========

Average common shares outstanding                                   647.3          671.0           646.5          682.5

DILUTED EARNINGS PER COMMON SHARE                             $      1.02     $     0.65      $     4.14     $     2.82
                                                              ===========    ===========     ===========    ===========

Average common and dilutive equivalent
  shares outstanding                                                665.5          681.0           661.5          692.7


DIVIDENDS DECLARED PER COMMON SHARE                           $      0.40    $      0.40     $      1.20    $      1.20














See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In millions of dollars)

                                                                           1998                      1997
                                                                       -------------    ------------------------------
                                                                         Sept. 30          Dec. 31          Sept. 30
                                                                       -------------    -------------     ------------
                                                                        (unaudited)                        (unaudited)
ASSETS:
Cash and cash equivalents                                              $       6,963    $       4,898     $       5,347
Marketable securities                                                          3,665            2,950             2,252
                                                                       --------------   --------------    -------------
     Total cash, cash equivalents and marketable securities                   10,628            7,848             7,599

Accounts receivable - trade and other                                          1,548            1,646             1,837
Inventories                                                                    5,979            4,738             6,419
Prepaid employee benefits, taxes and other expenses                            1,010            2,193             1,670
Finance receivables and retained interests in
     sold receivables                                                         16,292           13,518            13,161
Property and equipment                                                        19,820           17,968            16,924
Special tools                                                                  4,540            4,572             4,358
Intangible assets                                                              1,511            1,573             1,950
Other noncurrent assets                                                        6,408            6,362             6,201
                                                                       --------------   --------------    -------------
                                                      TOTAL ASSETS     $      67,736    $      60,418     $      60,119
                                                                       ==============   ==============    =============

LIABILITIES:
Accounts payable                                                       $      10,697    $       9,512     $       9,614
Accrued liabilities and expenses                                              11,114            9,717             9,456
Short-term debt                                                                3,708            3,841             3,145
Payments due within one year on long-term debt                                 3,081            2,638             2,692
Long-term debt                                                                11,344            9,006            10,097
Accrued noncurrent employee benefits                                          10,126            9,841             9,865
Other noncurrent liabilities                                                   4,464            4,501             3,983
                                                                       --------------   --------------    -------------
                                                 TOTAL LIABILITIES            54,534           49,056            48,852
                                                                       --------------   --------------    -------------

SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized 20.0 shares; Series A
     Convertible Preferred Stock; issued and outstanding: 1997 - 0.02 and 0.02 shares, respectively (aggregate liquidation preference 1997 - $8 million
     and $8 million, respectively)                                                --                *                 *
Common stock - $1 per share par value; authorized
     1,000.0 shares; issued: 1998 - 824.0 shares; 1997 - 823.1
     and 823.1 shares, respectively                                              824              823               823
Additional paid-in capital                                                     5,219            5,231             5,232
Retained earnings                                                             12,557           10,605             9,996
Treasury stock - at cost: 1998 - 176.6 shares;
     1997 - 174.7 and 160.6 shares, respectively                              (5,398)          (5,297)           (4,784)
                                                                       --------------   --------------    --------------
                                        TOTAL SHAREHOLDERS' EQUITY            13,202           11,362            11,267
                                                                       --------------   --------------    -------------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $      67,736    $      60,418     $      60,119
                                                                       ==============   ==============    =============

*Less than $50 thousand




See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                            (In millions of dollars)

                                                                                            1998               1997
                                                                                      --------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $       6,720       $       5,884
                                                                                      --------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                                                      (2,719)             (1,983)
     Sales and maturities of marketable securities                                            2,869               2,343
     Finance receivables acquired                                                           (22,731)            (21,165)
     Finance receivables collected                                                            7,515               6,659
     Proceeds from sales of finance receivables                                              13,351              14,082
     Expenditures for property and equipment                                                 (2,092)             (2,359)
     Expenditures for special tools                                                            (941)             (1,208)
     Purchases of vehicle operating leases                                                   (2,255)             (1,427)
     Proceeds from sales of vehicles under purchased
         operating leases                                                                       273                 129
     Change in cash and investments held by securitization trusts                               151              (1,164)
     Other                                                                                      215                 156
                                                                                      --------------      -------------
                                             NET CASH USED IN INVESTING ACTIVITIES           (6,364)             (5,937)
                                                                                      --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in short-term debt                                                                 (133)                (69)
     Proceeds from long-term borrowings                                                       4,983               5,550
     Payments on long-term borrowings                                                        (2,252)             (2,938)
     Repurchases of common stock                                                               (197)             (1,593)
     Dividends paid                                                                            (777)               (830)
     Other                                                                                       85                 122
                                                                                      --------------      -------------
                                         NET CASH PROVIDED BY FINANCING ACTIVITIES            1,709                 242
                                                                                      --------------      -------------

Change in cash and cash equivalents                                                           2,065                 189
Cash and cash equivalents at beginning of period                                              4,898               5,158
                                                                                      --------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $       6,963       $       5,347
                                                                                      ==============      =============

















See notes to consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1.  CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements of Chrysler Corporation and its consolidated subsidiaries ("Chrysler") include the accounts of all significant majority-owned subsidiaries that are controlled by Chrysler. Affiliates that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary or does not reside with Chrysler are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Chrysler for the three and nine months ended September 30, 1998 and 1997 reflect all adjustments, consisting of only normal and recurring items, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts for 1997 have been reclassified to conform with current period classifications.

NOTE 2.  INVENTORIES

Inventories, summarized by major classification, were as follows:

                                                                           1998                       1997
                                                                       -------------    ------------------------------
                                                                         Sept. 30           Dec. 31         Sept. 30
                                                                       ------------     ------------      ------------
                                                                                     (In millions of dollars)
Finished products, including service parts                             $      1,904     $      1,883      $      1,865
Raw materials, finished production parts and supplies                         1,598            1,445             1,495
Vehicles held for short-term lease                                            2,477            1,410             3,059
                                                                       -------------    -------------     ------------
                                                             TOTAL     $      5,979     $      4,738      $      6,419
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

                                                       Three Months Ended Sept. 30          Nine Months Ended Sept. 30
                                                     --------------------------------    ------------------------------
                                                          1998               1997             1998             1997
                                                     --------------    --------------   --------------    -------------
                                                                          (In millions of dollars)
Net earnings                                         $         682     $         441    $       2,737     $       1,953
Other comprehensive earnings (loss)                            (11)                9              (28)                1
                                                     --------------    --------------   --------------    -------------
     Total comprehensive earnings                    $         671     $         450    $       2,709     $       1,954
                                                     ==============    ==============   ==============    =============

Effective January 1, 1998, Chrysler adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Historically, Chrysler generally expensed the costs of developing or obtaining internal-use software as incurred. Adoption of the standard did not have a material effect on Chrysler's consolidated financial statements.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

NOTE 4.  PROPOSED BUSINESS COMBINATION

Chrysler, Daimler-Benz Aktiengesellschaft ("Daimler-Benz") and DaimlerChrysler AG ("DaimlerChrysler") have entered into a Business Combination Agreement dated as of May 7, 1998 (as amended and restated) providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange one DaimlerChrysler ordinary share for each Daimler-Benz ordinary share (or 1.005 DaimlerChrysler shares for each Daimler-Benz ordinary share if greater than 90 percent of shares are exchanged); and (iii) the merger of Daimler-Benz with and into DaimlerChrysler. In the Chrysler merger, each share of outstanding Chrysler common stock will be converted into the right to receive 0.6235 DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler-Benz, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler.

On May 7, 1998, Chrysler entered into a Stockholder Agreement with Kirk Kerkorian and Tracinda Corporation (together, "Tracinda"), the owner of approximately 11 percent of the common stock of Chrysler, pursuant to which Tracinda agreed to vote its shares in favor of the transactions contemplated by the Business Combination Agreement.

Also on May 7, 1998, Chrysler amended its Rights Agreement, dated as of February 5, 1998, with First Chicago Trust Company of New York. The amendment renders the Rights Agreement inapplicable to the transactions contemplated by the Business Combination Agreement.

The transaction is expected to close in November 1998, subject to the satisfaction or waiver of various conditions as more fully described in the Business Combination Agreement. These conditions include completion of the exchange of at least 75 percent of the outstanding shares of Daimler-Benz for DaimlerChrysler shares and the receipt of opinions from the respective tax counsel of Chrysler and Daimler-Benz regarding certain United States federal income and German tax consequences of the transactions. Additionally, the transaction is conditioned upon the receipt by Chrysler of a private letter ruling from the United States Internal Revenue Service (the "IRS"), which was received from the IRS on September 4, 1998.

Chrysler's and Daimler-Benz' shareholders approved the proposed business combination at separate Special Shareholders' Meetings held on September 18, 1998. The initial period for the exchange of Daimler-Benz shares for DaimlerChrysler shares extends from September 24, 1998 through October 23, 1998. In September 1998, Chrysler filed a preliminary Form S-3 with the Securities and Exchange Commission to register the offering of up to 30 million shares of Chrysler common stock. This offering of Chrysler common stock is conditioned on the exchange of at least 90 percent of the outstanding shares of Daimler-Benz for DaimlerChrysler shares.

NOTE 5. PREFERRED STOCK REDEMPTION

On July 24, 1998, Chrysler redeemed all of the outstanding Depositary Shares representing its Series A Convertible Preferred Stock.

               CHRYSLER CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------

NOTE 6.  EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                     Three Months Ended Sept. 30            Nine Months Ended Sept. 30
                                                   -------------------------------      ------------------------------
                                                        1998             1997                1998             1997
                                                   -------------     -------------      -------------     ------------
                                                                       (In millions of dollars and shares,
                                                                        except per-common-share amounts)
Net earnings                                       $        682      $         441      $       2,737     $       1,953
                                                   =============     =============      =============     =============

Basic EPS:
Weighted-average common shares outstanding                 647.3             671.0              646.5             682.5
                                                   =============     =============      =============     =============

Basic EPS                                          $        1.05     $        0.66      $        4.23     $        2.86
                                                   =============     =============      =============     =============

Diluted EPS:
Weighted-average common shares outstanding                 647.3             671.0              646.5             682.5
Shares issued on exercise of dilutive options               36.1              31.1               33.5              27.8
Shares purchased with proceeds of options                  (20.5)            (23.8)             (21.4)            (20.8)
Shares applicable to convertible preferred stock             0.1               0.9                0.5               1.5
Shares contingently issuable                                 2.5               1.8                2.4               1.7
                                                   -------------     -------------      -------------     -------------
Shares applicable to diluted earnings                      665.5             681.0              661.5             692.7
                                                   =============     =============      =============     =============

Diluted EPS                                        $        1.02   $          0.65      $        4.14     $        2.82
                                                   =============     =============      =============     =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

                                FINANCIAL REVIEW

     Chrysler reported earnings before income taxes of $1.079 billion for the third quarter of 1998 compared with $726 million for the third quarter of 1997. For the first nine months of 1998, Chrysler reported earnings before income taxes of $4.353 billion, compared with $3.241 billion for the first nine months of 1997. Net earnings for the third quarter of 1998 were $682 million, or $1.05 per common share ($1.02 per diluted common share), compared with $441 million, or $0.66 per common share ($0.65 per diluted common share), for the third quarter of 1997. Net earnings for the first nine months of 1998 were $2.737 billion, or $4.23 per common share ($4.14 per diluted common share), compared with $1.953 billion, or $2.86 per common share ($2.82 per diluted common share), for the first nine months of 1997.

     The increase in earnings for the third quarter of 1998 compared with the third quarter of 1997 primarily reflects an increase in vehicle shipments, partially offset by an increase in depreciation and special tools amortization. The increase in earnings for the first nine months of 1998 compared with the first nine months of 1997 primarily reflects an increase in vehicle shipments and decreased warranty costs, partially offset by an increase in average sales incentives and depreciation and special tools amortization. Vehicle shipments for the first nine months of 1997 were negatively impacted by the 29-day strike at an engine plant in Detroit, Michigan. The decrease in warranty costs was primarily related to several voluntary customer service actions and recalls which occurred in 1997. The increase in average sales incentives was attributable to an increasingly competitive automotive market environment. Earnings for the third quarter and first nine months of 1997 also included a $41 million charge ($25 million after taxes) for costs related to discontinuing Chrysler's Eagle brand at the end of the 1998 model year.

     Chrysler's worldwide vehicle shipments in the third quarter and first nine months of 1998 were 673,163 units and 2,348,252 units, respectively, compared with 605,356 units and 2,125,048 units, respectively, in the third quarter and first nine months of 1997. The increase in worldwide shipments for the third quarter of 1998, as compared to the third quarter of 1997, primarily reflects increased shipments of Chrysler's Dodge Durango and full-size sedans, partially offset by decreased shipments of Jeep(R) Grand Cherokees. The increase in worldwide shipments for the first nine months of 1998, as compared to the first nine months of 1997, primarily reflects increased shipments of Chrysler's Dodge Durango and Dodge Ram pickup trucks as well as a general increase in passenger cars, partially offset by decreased shipments of Jeep Grand Cherokees. Decreased shipments of Jeep Grand Cherokees resulted from the changeover to the all-new Jeep Grand Cherokee which began in the second quarter of 1998 and was substantially completed in the third quarter of 1998. Shipments for the first nine months of 1997 also reflect the unfavorable impact of a 29-day strike during the second quarter of 1997. Chrysler's vehicle shipments outside of the U.S., Canada and Mexico in the third quarter and first nine months of 1998 were 38,228 units and 145,919 units, respectively, compared with 54,138 units and 179,298 units, respectively, in the third quarter and first nine months of 1997. The decrease in shipments outside of the U.S., Canada and Mexico is primarily caused by economic difficulties in Asian markets.

     Chrysler's revenues and results of operations are principally derived from the U.S. and Canada automotive marketplaces. In the third quarter of 1998, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were 16.7 million units compared with 17.2 million units for the third quarter of 1997. In the first nine months of 1998, retail industry sales (including fleet) of new cars and trucks in the U.S. and Canada, on a Seasonally Adjusted Annual Rate basis, were
17.1 million units compared with 16.9 million units for the first nine months of 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL REVIEW - CONTINUED

        Chrysler's U.S. and combined U.S. and Canada retail sales and market share data for the third quarter and first nine months of 1998 and 1997 were as follows:

                                                     Third Quarter                                   Nine Months
                                           -------------------------------------     ----------------------------------------
                                                                                                                   Increase/
                                              1998          1997       Increase          1998           1997      (Decrease)
                                           ---------     ---------   -----------     ----------     ----------    -----------
     U.S. Retail Market (1):
        Car sales                            179,189       165,010       14,179         569,948        583,325      (13,377)
        Car market share                        9.0%          7.7%         1.3%            9.2%           9.1%          0.1%
        Truck sales (including minivans)     407,688       379,177       28,511       1,318,547      1,162,007       156,540
        Truck market share                     22.1%         20.9%         1.2%           22.7%          21.5%          1.2%
        Combined car and truck sales         586,877       544,187       42,690       1,888,495      1,745,332       143,163
        Combined car and truck
            market share                       15.3%         13.7%         1.6%           15.7%          14.8%          0.9%
     U.S. and Canada Retail Market (1):
        Combined car and truck sales         651,192       607,789       43,403       2,095,853      1,936,843       159,010
        Combined car and truck
            market share                       15.5%         14.1%         1.4%           16.0%          15.1%          0.9%

         (1)  All retail sales and market share data include fleet sales.

     Chrysler's U.S. car market share for the third quarter of 1998 increased compared with the third quarter of 1997 primarily as a result of increased sales of its full-size sedans. Chrysler's U.S. truck market share for the third quarter of 1998 increased compared with the third quarter of 1997 primarily as a result of increased sales of its Dodge Ram pickup trucks and Dodge Durango, partially offset by decreased sales of minivans. Chrysler's U.S. truck market share for the first nine months of 1998 increased compared with the first nine months of 1997 primarily as a result of increased sales of its Dodge Durango. U.S. truck market share in the third quarter and first nine months of 1998, as compared to the corresponding periods in 1997, was also negatively impacted by the changeover to the all-new Jeep Grand Cherokee which began in the second quarter of 1998 and was substantially completed in the third quarter of 1998.

     Chrysler Financial Corporation ("CFC") reported earnings before income taxes of $180 million for the third quarter of 1998 compared with $168 million for the third quarter of 1997. For the first nine months of 1998, CFC reported earnings before income taxes of $518 million compared with $465 million for the first nine months of 1997. CFC's net earnings for the third quarter and first nine months of 1998 were $116 million and $344 million, respectively, compared with $111 million and $307 million for the third quarter and first nine months of 1997, respectively. The increase in net earnings for the third quarter of 1998 compared with the third quarter of 1997 primarily reflects higher gains and servicing fees from the sales of finance receivables and a decrease in the provision for credit losses.

            COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES

     Chrysler's total revenues for the third quarter and first nine months of 1998 and 1997 were as follows:

                                                  Third Quarter                                   Nine Months
                                    ----------------------------------------      -----------------------------------------
                                                                   Increase/                                      Increase/
(In millions of dollars)               1998           1997        (Decrease)          1998           1997        (Decrease)
                                    -----------    -----------    ----------      -----------    -----------     ----------
Sales of manufactured products      $    13,910    $    12,101           15 %     $    45,805    $    40,650            13 %
Finance and insurance revenues              572            394           45 %           1,517          1,204            26 %
Other revenues                              475            681          (30)%           1,436          1,826           (21)%
                                    -----------    -----------                    -----------    -----------
     Total revenues                 $    14,957    $    13,176           14 %     $    48,758    $    43,680            12 %
                                    ===========    ===========                    ===========    ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF SELECTED ELEMENTS OF REVENUES AND EXPENSES - CONTINUED

     The increase in Sales of manufactured products in the third quarter 1998, compared with the corresponding period in 1997, primarily reflects an 11 percent increase in vehicle shipments and the recognition of deferred revenue related to sales to rental car companies under guaranteed depreciation programs. The increase in Sales of manufactured products in the first nine months of 1998, compared with the corresponding period in 1997, primarily reflects an 11 percent increase in vehicle shipments and the recognition of deferred revenue related to sales to rental car companies under guaranteed depreciation programs, partially offset by higher average sales incentives.

     The increase in Finance and insurance revenues in the third quarter and first nine months of 1998 compared with the corresponding 1997 periods is primarily attributable to higher levels of vehicles under purchased operating leases and automotive finance receivables managed.

     The decrease in Other revenues for the third quarter and first nine months of 1998 compared with the corresponding 1997 periods is primarily attributable to the divestiture of Chrysler's Car Rental Operations in December 1997.

     Chrysler's total expenses for the third quarter and first nine months of 1998 and 1997 were as follows:

                                                        Third Quarter                             Nine Months
                                          --------------------------------------    ---------------------------------------
                                                                       Increase/                                  Increase/
                                              1998         1997       (Decrease)       1998          1997        (Decrease)
                                          -----------   -----------   ----------    -----------   -----------    ----------
(In millions of dollars)
Costs, other than items below             $    11,283   $    10,145        11 %     $    36,642   $    33,205          10 %
Depreciation and special tools
     amortization                                 817           590        38 %           2,539         1,974          29 %
Selling and administrative expenses             1,106         1,139        (3)%           3,330         3,560          (6)%
Employee retirement benefits                      326           325        --               952           961          (1)%
Interest expense                                  346           251        38 %             942           739          27 %
                                          ------------  ------------                -----------   -----------
     Total expenses                       $    13,878   $    12,450        11 %     $    44,405   $    40,439          10 %
                                          ============  ============                ===========   ===========

     Costs, other than items below increased in the third quarter and first nine months of 1998 compared with the corresponding 1997 periods, primarily as a result of an 11 percent increase in vehicle shipments. Costs, other than items below were 81 percent and 80 percent of Sales of manufactured products for the third quarter and first nine months of 1998, respectively, compared with 84 percent and 82 percent for the third quarter and first nine months of 1997, respectively.

     Depreciation and special tools amortization for the third quarter and first nine months of 1998 increased compared with the corresponding 1997 periods primarily as a result of higher levels of property and equipment in use, including increased depreciation related to vehicles under purchased operating leases.

     Selling and administrative expenses for the third quarter and first nine months of 1998 decreased compared with the corresponding 1997 periods primarily as a result of the divestiture of Chrysler's Car Rental Operations, partially offset by increased selling and advertising costs.

     Interest expense for the third quarter and first nine months of 1998 increased compared with the corresponding 1997 periods primarily as a result of higher average debt levels at CFC and increased vehicles intransit and intransit times, partially offset by lower average effective borrowing costs at CFC.

     Chrysler's effective income tax rates were 36.8 percent and 37.1 percent in the third quarter and first nine months of 1998, respectively, compared with
39.3 percent and 39.7 percent in the third quarter and first nine months of 1997, respectively. These decreases reflect ongoing income tax reduction initiatives by Chrysler.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                         LIQUIDITY AND CAPITAL RESOURCES

     Chrysler's consolidated combined cash, cash equivalents and marketable securities totaled $10.628 billion at September 30, 1998 (including $1.114 billion held by CFC), compared with $7.848 billion at December 31, 1997 (including $788 million held by CFC). The increase in Chrysler's combined cash, cash equivalents and marketable securities in the first nine months of 1998 was primarily the result of cash generated by operating activities and cash provided by a net increase in total debt at CFC, partially offset by capital expenditures, net finance receivables acquired and dividend payments.

     At September 30, 1998, Chrysler (excluding CFC) had debt maturities totaling $129 million through 2000. At September 30, 1998, Chrysler had a $2.6 billion revolving credit agreement that expires in April 2002. There were no amounts outstanding under the revolving credit agreement during the third quarter of 1998. Chrysler believes that cash from operations and its cash position will be sufficient to meet its capital expenditure, debt maturity and other funding requirements.

     Receivable sales continued to be a significant source of funding for CFC, which realized $7.8 billion of net proceeds from the sale of automotive retail receivables in the first nine months of 1998 compared with $6.1 billion of net proceeds in the first nine months of 1997. In addition, securitization of revolving wholesale account balances provided funding for CFC which aggregated $4.8 billion and $7.0 billion at September 30, 1998 and 1997, respectively.

     At September 30, 1998, CFC had contractual debt maturities of $4.1 billion for the remainder of 1998 (including $2.8 billion of short-term notes), $3.4 billion in 1999 and $3.6 billion in 2000. CFC's U.S. and Canadian revolving credit facilities, which total $8 billion, consist of a $2 billion facility expiring in April 1999 and a $6 billion facility expiring in April 2002. At September 30, 1998, no amounts were outstanding under these facilities. CFC believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its debt maturity and other funding requirements.

                                     OUTLOOK

     The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

     Chrysler's average sales incentives per vehicle increased during 1998 as a result of an increasingly competitive automotive environment, including the continued unfavorable effects of changes in the Japanese yen to U.S. dollar exchange rate. Chrysler expects to continue to face an increasingly competitive automotive environment, within the context of falling goods prices worldwide and industry overcapacity, which is likely to continue to limit vehicle-pricing flexibility in the near term and which could have an effect on profitability. In addition, the weakness of the Japanese yen and other Asian currencies against the U.S. dollar and the continued deterioration in the Asian economies could result in substantial increases in imports from Asia to the U.S. and Canada. The Asian economic difficulties could result in more intense competition in the automotive industry and could have an unfavorable effect on overall economic conditions in the U.S. and Canada, where Chrysler's sales are concentrated. Economic difficulties in the Asian and Latin American markets may also impact the ability of Chrysler to produce and sell vehicles in those markets.

     Chrysler's worldwide vehicle production in the third quarter of 1998 was 644,875 units, an increase of 72,357 units or 13 percent, as compared with the third quarter of 1997. Chrysler's worldwide vehicle production for the fourth quarter of 1998 is expected to be approximately 724,500 units, a decrease of 8,500 units or 1 percent, as compared with the fourth quarter of 1997. Future expected production levels are heavily dependent on Chrysler's ability to maintain its competitive position, continued favorable economic conditions in the U.S. and Canada, the avoidance of work stoppages by represented employees and the continued successful launch of Chrysler's new products.

     In the first nine months of 1998, retail (including fleet) industry sales of new cars and trucks in the U.S., on a Seasonally Adjusted Annual Rate basis, were 15.7 million units. Chrysler projects that 1998 retail (including fleet) industry sales for the U.S. will range from 15.2 million to 15.6 million units and that 1999 retail (including fleet) industry sales for the U.S. will range from 14.9 million to 15.4 million units. Actual levels of retail (including fleet) industry sales in the remainder of 1998 and in 1999 will depend on, among other things, economic conditions in the U.S. Continuation of economic difficulties in markets outside of the U.S. and volatility in certain world currencies and capital markets could have an unfavorable effect on consumer confidence and overall economic conditions in the U.S. Accordingly, there can be no assurance that Chrysler's estimates will be accurate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OUTLOOK - CONTINUED

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

                          PROPOSED BUSINESS COMBINATION

    Chrysler, Daimler-Benz Aktiengesellschaft ("Daimler-Benz") and DaimlerChrysler AG ("DaimlerChrysler") have entered into a Business Combination Agreement dated as of May 7, 1998 (as amended and restated) providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange one DaimlerChrysler ordinary share for each Daimler-Benz ordinary share (or 1.005 DaimlerChrysler shares for each Daimler-Benz ordinary share if greater than 90 percent of shares are exchanged); and (iii) the merger of Daimler-Benz with and into DaimlerChrysler. In the Chrysler merger, each share of outstanding Chrysler common stock will be converted into the right to receive 0.6235 DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler-Benz, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler.

    On May 7, 1998, Chrysler entered into a Stockholder Agreement with Kirk Kerkorian and Tracinda Corporation (together, "Tracinda"), the owner of approximately 11 percent of the common stock of Chrysler, pursuant to which Tracinda agreed to vote its shares in favor of the transactions contemplated by the Business Combination Agreement.

    Also on May 7, 1998, Chrysler amended its Rights Agreement, dated as of February 5, 1998, with First Chicago Trust Company of New York. The amendment renders the Rights Agreement inapplicable to the transactions contemplated by the Business Combination Agreement.

    The transaction is expected to close in November 1998, subject to the satisfaction or waiver of various conditions as more fully described in the Business Combination Agreement. These conditions include completion of the exchange of at least 75 percent of the outstanding shares of Daimler-Benz for DaimlerChrysler shares and the receipt of opinions from the respective tax counsel of Chrysler and Daimler-Benz regarding certain United States federal income and German tax consequences of the transactions. Additionally, the transaction is conditioned upon the receipt by Chrysler of a private letter ruling from the United States Internal Revenue Service (the "IRS"), which was received from the IRS on September 4, 1998.

     Chrysler's and Daimler-Benz' shareholders approved the proposed business combination at separate Special Shareholders' Meetings held on September 18, 1998. The initial period for the exchange of Daimler-Benz shares for DaimlerChrysler shares extends from September 24, 1998 through October 23, 1998. In September 1998, Chrysler filed a preliminary Form S-3 with the Securities and Exchange Commission to register the offering of up to 30 million shares of Chrysler common stock. This offering of Chrysler common stock is conditioned on the exchange of at least 90 percent of the outstanding shares of Daimler-Benz for DaimlerChrysler shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                    YEAR 2000

    Chrysler has conducted an evaluation of the actions necessary in order to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, Chrysler is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. Chrysler's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, Chrysler does not anticipate that the costs of its remedial actions will be material to Chrysler's consolidated results of operations and financial position and are being expensed as incurred. However, there can be no assurance that the remedial actions being implemented by Chrysler will be able to be completed by the time necessary to avoid dating systems problems or that the cost of doing so will not be material. If Chrysler is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical systems which may not be Year 2000 compliant. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of Chrysler, could impair the ability of Chrysler to obtain necessary materials or products or to sell or to service their customers. Disruptions of Chrysler's computer systems, or the computer systems of Chrysler's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon Chrysler's financial condition and results of operations. Chrysler has a process in place to assess the Year 2000 readiness of its business critical vendors and customers. Chrysler believes that the most reasonably likely worst case scenario is that a small number of vendors will be unable to supply components for a short time after January 1, 2000. As part of the assessment process, Chrysler will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans are yet to be developed, Chrysler expects that these plans will include a combination of actions including stockpiling of components and selective resourcing of materials to Year 2000 compliant vendors. Chrysler expects that vendors in this category will represent an insignificant part of its total supply base. It is expected that these plans will be in place by the third quarter of 1999.


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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on Chrysler's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Chrysler will adopt this accounting standard as required by January 1, 2000.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

     Deloitte & Touche LLP, Chrysler's independent public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1998 and 1997 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included at Exhibit 15A.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On May 7 and 8, 1998, two purported class actions, respectively entitled "Maryland Linotype Composition Co., et al. v. Robert Anthony Lutz, et al.," C.A. 16363 NC and "Jules Bernstein v. Robert Anthony Lutz, et al.," C.A. 16369 NC, were filed in the Court of Chancery of the State of Delaware, New Castle County, naming Chrysler and its directors as defendants. Plaintiffs, purporting to represent the stockholders of Chrysler, allege that Chrysler and its directors breached their fiduciary duties to stockholders by failing to obtain the best price for the shares of Chrysler Common Stock in the Chrysler Merger. The complaints seek to enjoin preliminarily the Chrysler Merger or, in the alternative, damages in the amount of the difference between the value received for the shares of Chrysler Common Stock and the alleged "best price obtainable." Chrysler intends to defend against such allegations vigorously, if and when it is served with these actions.

         On September 29, 1998, a jury awarded $64 million in damages against Chrysler in "Kiefer vs Chrysler Corporation," a case filed in the 229th Judicial District Court in Starr County, Texas. The complaint alleged that the fuel system in a 1977 Dodge Club Cab pickup truck was defective and allowed fuel to be spilled after the truck was struck by another vehicle, rolled over several times, and caught fire, resulting in the death of its two occupants. Chrysler intends to file motions challenging the verdict and the damage award, and to pursue such motions vigorously, based in part on the fact that the systems which were allegedly defective had been substantially and dangerously modified by the driver and other previous owners.

         In connection with the previously reported investigation by the U.S. Attorney's Office in Indianapolis, Indiana and the Criminal Investigation Division of the U.S. Environmental Protection Agency, the Federal District Court for the Southern District of Indiana impaneled a grand jury to investigate wastewater discharges last year at Chrysler's transmission plant in Kokomo, Indiana. Chrysler is unable to estimate the amount of fines and penalties, if any, that may ultimately be imposed in connection with this matter.

         The Wayne County Air Pollution District in Wayne County, Michigan issued a notice of violation under the Federal Clean Air Act with respect to emission levels at Chrysler's engine plant in Trenton, Michigan. Chrysler is unable to estimate the amount of fines and penalties, if any, that may ultimately be imposed in connection with this matter.

         Three of the four previously reported class action lawsuits alleging defects in airbags in 1993-1996 model year minivans have been dismissed by U.S. District Courts in Louisiana and Texas. The remaining case is pending in Coosa County Circuit Court in Alabama.

         Two previously consolidated lawsuits alleging defects in the antilock braking systems (ABS) found in certain model year vehicles were denied class certification by the U.S. District Court in New Jersey. As previously reported, an additional ABS class action is pending in Sumter County Circuit Court in Alabama.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Stockholders of Chrysler Corporation ("Chrysler Special Meeting") was held on September 18, 1998.

(c)  The following matters were submitted to a vote at the meeting:

     (1) approval and adoption of the Amended and Restated Business Combination Agreement, dated as of May 7, 1998, among Daimler-Benz Aktiengesellschaft ("Daimler-Benz"), Chrysler and DaimlerChrysler AG ("DaimlerChrysler"), and the transactions contemplated thereby, including at any adjournment or postponement of the Chrysler Special Meeting. The vote on this matter was as follows:

                                                                                                BROKER
                   FOR                      AGAINST                   ABSTAIN                  NON-VOTES
             ---------------            --------------             -------------             -------------
               475,771,250                12,021,462                 1,407,768                    -0-

     (2) approval of any postponement or adjournment of the Chrysler Special Meeting, if proposed by the Board of Directors of Chrysler Corporation. The vote on this matter was as follows:

                                                                                                BROKER
                   FOR                      AGAINST                   ABSTAIN                  NON-VOTES
             ---------------            --------------             -------------             -------------
               390,323,756                94,629,907                 4,246,817                    -0-

Item 5.    OTHER INFORMATION
                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                        STATEMENT OF EARNINGS (unaudited)
         For the Three and Nine Months Ended September 30, 1998 and 1997
                            (In millions of dollars)

                                                                  Three Months Ended              Nine Months Ended
                                                              --------------------------     --------------------------
                                                                 1998            1997            1998           1997
                                                              -----------    -----------     -----------    -----------
Sales of manufactured products                                $    13,775    $    12,385     $    45,185    $    41,317
Equity in earnings of unconsolidated subsidiaries
    and affiliates                                                    184            207             557            516
Interest income and other revenues                                    270            197             726            604
                                                              ------------   ------------    ------------   -----------
                                       TOTAL REVENUES              14,229         12,789          46,468         42,437
                                                              ------------   ------------    ------------   -----------

Costs, other than items below                                      11,036         10,215          35,679         33,278
Depreciation and special tools amortization                           699            536           2,250          1,836
Selling and administrative expenses                                   992            936           2,994          2,951
Employee retirement benefits                                          321            321             938            947
Interest expense                                                      102             55             254            184
                                                              ------------   ------------    ------------   -----------
                                       TOTAL EXPENSES              13,150         12,063          42,115         39,196
                                                              ------------   ------------    ------------   -----------

                         EARNINGS BEFORE INCOME TAXES               1,079            726           4,353          3,241
Provision for income taxes                                            397            285           1,616          1,288
                                                              ------------   ------------    ------------   -----------

                                         NET EARNINGS         $       682    $       441     $     2,737    $     1,953
                                                              ============   ============    ============   ===========


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

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                            BALANCE SHEET (unaudited)
                            (In millions of dollars)

                                                                               1998                      1997
                                                                          -------------     ------------------------------
                                                                             Sept. 30          Dec. 31          Sept. 30
                                                                          -------------     -------------    -------------
ASSETS:
Cash and cash equivalents                                                 $       6,356     $       4,533    $       5,041
Marketable securities                                                             3,211             2,542            1,839
                                                                          -------------     --------------   -------------
     Total cash, cash equivalents and marketable securities                       9,567             7,075            6,880

Accounts receivable - trade and other                                             1,627               936              694
Inventories                                                                       5,979             4,738            5,224
Prepaid employee benefits, taxes and other expenses                                 988             2,174            1,631
Property and equipment                                                           16,479            15,923           15,182
Special tools                                                                     4,540             4,572            4,358
Investments in and advances to unconsolidated subsidiaries                        3,580             3,405            3,659
Intangible assets                                                                 1,511             1,573            1,600
Deferred tax assets                                                               1,426             1,977            1,857
Other noncurrent assets                                                           5,393             5,474            5,470
                                                                          --------------    --------------   -------------
                                                  TOTAL ASSETS            $      51,090     $      47,847    $      46,555
                                                                          ==============    ==============   =============
LIABILITIES:
Accounts payable                                                          $       9,215     $       8,599    $       8,351
Accrued liabilities and expenses                                                 10,956             9,303            9,148
Short-term debt                                                                     351               378              385
Payments due within one year on long-term debt                                       43                19               20
Amounts due CFC                                                                   1,243             1,667            1,137
Long-term debt                                                                    2,248             2,258            2,267
Accrued noncurrent employee benefits                                             10,066             9,783            9,805
Other noncurrent liabilities                                                      3,766             4,478            4,175
                                                                          --------------    --------------   -------------
                                             TOTAL LIABILITIES                   37,888            36,485           35,288
                                                                          --------------    --------------   -------------
SHAREHOLDERS' EQUITY:  (shares in millions)
Preferred stock - $1 per share par value; authorized 20.0
     shares; Series A Convertible Preferred Stock; issued and outstanding:
     1997 - 0.02 and 0.02 shares, respectively (aggregate
     liquidation preference 1997 - $8 million and $8 million, respectively)          --                 *                *
Common stock - $1 per share par value; authorized
     1,000.0 shares; issued: 1998 - 824.0 shares; 1997 - 823.1
     and 823.1 shares, respectively                                                 824               823              823
Additional paid-in capital                                                        5,219             5,231            5,232
Retained earnings                                                                12,557            10,605            9,996
Treasury stock - at cost: 1998 - 176.6 shares;
     1997 - 176.8 and 160.6 shares, respectively                                 (5,398)           (5,297)          (4,784)
                                                                          --------------    --------------   --------------
                                    TOTAL SHAREHOLDERS' EQUITY                   13,202            11,362           11,267
                                                                          --------------    --------------   --------------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $      51,090     $      47,847    $      46,555
                                                                          ==============    ==============   ==============

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

                                                        SUPPLEMENTAL INFORMATION

        CHRYSLER (WITH CFC AND CAR RENTAL OPERATIONS ON AN EQUITY BASIS)
                  CONDENSED STATEMENT OF CASH FLOWS (unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                            (In millions of dollars)

                                                                                         1998                  1997
                                                                                    --------------        -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $       6,180         $       4,631
                                                                                    --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                                        (700)                 (579)
   Sales and maturities of marketable securities                                              851                   868
   Expenditures for property and equipment                                                 (2,083)               (2,290)
   Expenditures for special tools                                                            (941)               (1,208)
   Purchases of vehicle operating leases                                                     (359)                 (448)
   Proceeds from sales of vehicles under purchased
        operating leases                                                                      114                    52
   Other                                                                                      137                    70
                                                                                    --------------        --------------
                                           NET CASH USED IN INVESTING ACTIVITIES           (2,981)               (3,535)
                                                                                    --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in short-term debt                                                                  (27)                   39
   Proceeds from long-term borrowings                                                          12                 1,588
   Payments on long-term borrowings                                                           (48)                 (524)
   Change in advances from CFC                                                               (424)                  318
   Repurchases of common stock                                                               (197)               (1,593)
   Dividends paid                                                                            (777)                 (830)
   Other                                                                                       85                   122
                                                                                    --------------        --------------
                                           NET CASH USED IN FINANCING ACTIVITIES           (1,376)                 (880)
                                                                                    --------------        --------------

Change in cash and cash equivalents                                                         1,823                   216
Cash and cash equivalents at beginning of period                                            4,533                 4,825
                                                                                    --------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       6,356         $       5,041
                                                                                    ==============        =============

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
           The exhibits filed with this Report are listed in the Exhibit Index that immediately precedes such exhibits.

(b)  Reports on Form 8-K
           There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                                                       CONFORMED









                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 CHRYSLER CORPORATION
                                          --------------------------------------
                                                     (Registrant)




Date:       October 13, 1998               By        J. D. Donlon, III
        -----------------------              ----------------------------------
                                                J. D. Donlon, III
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

                    For Quarterly Report on Form 10-Q for the
                    Quarterly Period Ended September 30, 1998


      EXHIBIT
      -------

     10C Copy of Chrysler Corporation Incentive Compensation Plan, as amended and in effect on and after July 30, 1998 (Filed with this report.)

     15A Letter, dated October 9, 1998, re unaudited interim information. (Filed with this report.)

     15B Letter, dated October 9, 1998, re unaudited interim information. (Filed with this report.)

     27 Financial Data Schedule for the nine months ended September 30, 1998 (Filed with this report).